Form 10-Q
period 2003-06-30
INTEGRATED ALARM SERVICES GROUP INC
filed 2003-09-08
CIK 1200022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

                          Commission File No. 000-50343

                      INTEGRATED ALARM SERVICES GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                      (I.R.S. Employer Identification No.)
                                   42-1578199

                               One Capital Center
                            99 Pine Street, 3rd Floor
                             Albany, New York 12207
               (Address of principal executive offices) (zip code)

                                 (518) 426-1515
              (Registrant's telephone number, including area code)


(Former name or former address, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No  X .
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                ---    ---

            As of August 27, 2003 there were 23,590,911 shares of the
                     registrant's common stock outstanding.

Integrated Alarm Services Group, Inc. and Subsidiaries
Form 10-Q Index
For the Three and Six Months Ended June 30, 2003

Description

Part I.  Financial Information....................................................................................3

         Item 1   Financial Statements............................................................................3
                  Balance Sheets as of December 31, 2002 and June 30, 2003........................................3
                  Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2003..............4
                  Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2003........................5
                  Notes to Financial Statements...................................................................6
         Item 2   Management's Discussions and Analysis of Financial Condition and Results of Operations.........14
         Item 3   Quantitative and Qualitative Disclosures about Market Risks....................................22
         Item 4   Controls and Procedures........................................................................22

Part II  Other Information.......................................................................................23
         Item 1   Legal Proceedings..............................................................................23
         Item 2   Changes in Securities and Use of Proceeds......................................................23
         Item 6   Exhibits and Reports on Form 8-K...............................................................24

             Integrated Alarm Services Group. Inc. And Subsidiaries (Successor to KC Acquisition Corporation and Subsidiaries)

                                 Balance Sheets
      Combined as of December 31, 2002 and Consolidated as of (Unaudited)
                                 June 30, 2003


                                                                     As of December 31,          As of June 30,
                                                                          2002                        2003
                                                                     ------------------        ------------------
                                                                                                   (Unaudited)
            Assets
Current assets
   Cash and cash equivalents                                         $          442,082        $        3,982,562
   Short term investments                                                     3,000,000                 3,000,000
   Current portion of notes receivable                                               --                 1,413,949
   Accounts receivable, net                                                   1,499,762                 1,295,376
   Prepaid expenses                                                              72,648                   155,032
   Due from related party                                                       346,608                   381,320
                                                                     ------------------        ------------------
         Total current assets                                                 5,361,100                10,228,239

Property and equipment, net                                                   2,708,161                 2,335,802
Notes receivable net of current portion                                              --                 4,862,261
Dealer relationships, net                                                    27,560,912                25,337,265
Customer contracts, net                                                              --                38,503,691
Goodwill, net                                                                 7,218,743                50,234,338
Debt issuance costs, net                                                      1,047,221                 3,916,648
Restricted cash and cash equivalents                                          1,163,229                 3,688,147
Other assets                                                                    568,431                 1,618,990
                                                                     ------------------        ------------------
         Total assets                                                $       45,627,797        $      140,725,381
                                                                     ==================        ==================

         Liabilities and Stockholder's Deficit
Current liabilities:
  Current portion of long-term debt, related                         $        1,738,724        $        5,637,459
  Current portion of long-term debt                                           3,059,879                40,551,209
  Current portion of capital lease obligations                                  146,316                   148,127
  Accounts payable and accrued expenses                                       4,680,313                 7,839,485
  Current portion of deferred revenue                                         3,812,626                 4,463,585
  Other liabilities                                                                  --                   312,328
                                                                     ------------------        ------------------
         Total current liabilities                                           13,437,858                58,952,193

Long-term debt, net of current portion, related                              10,696,537                 8,130,900
Long-term debt, net of current portion                                       29,566,223               109,556,213
Capital lease obligations, net of current portion                               361,542                   285,874
Deferred revenue, net of current portion                                             --                   369,614
Deferred income taxes                                                         2,458,738                   778,599
Other liabilities                                                               384,480                        --
Due to related party                                                            285,300                   235,827
                                                                     ------------------        ------------------
         Total liabilities                                                   57,190,678               178,309,220

Commitments and Contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; authorized 3,000,000 shares                       --                        --
Common stock, $0.001 par value; authorized 100,000,000
     shares; issued and outstanding 709,719 shares at
     December 31, 2002 and 1,590,911 at June 30, 2003                               709                     1,591
Paid-in capital                                                               5,554,289                        --
Accumulated deficit                                                         (17,117,879)              (37,585,430)
                                                                     ------------------        ------------------
Total stockholders' deficit                                                 (11,562,881)              (37,583,839)
                                                                     ------------------        ------------------
Total liabilities and stockholders' deficit                          $       45,627,797        $      140,725,381
                                                                     ==================        ==================


    The accompanying notes are an integral part of the financial statements.

             Integrated Alarm Services Group. Inc. And Subsidiaries (Successor to KC Acquisition Corporation and Subsidiaries)

                            STATEMENTS OF OPERATIONS
          Combined For the Three and Six Months Ended June 30, 2002 and Consolidated For the Three and Six Months Ended June 30, 2003
                                   (Unaudited)


                                                         Three months ended                        Six months ended
                                                    June                 June                 June                 June
                                                    2002                 2003                 2002                 2003
                                               ---------------      ---------------      ---------------      ---------------
Revenue:

Monitoring fees                                $     4,916,811      $     5,852,761      $     9,865,388      $    11,942,551
Customer accounts                                           --            3,661,950                   --            6,067,135
Billing fees                                           152,283               21,514              302,066               42,497
Related party monitoring fees                          279,837              135,008              559,674              282,250
Related party placement fees                           262,093                   --              262,093               90,437
Service and subcontractor fees                              --               91,455                   --               91,455
                                               ---------------      ---------------      ---------------      ---------------
Total revenue                                        5,611,024            9,762,688           10,989,221           18,516,325
Cost of revenue (excluding depreciation
and amortization)                                    4,183,168            3,846,842            7,728,767            7,667,741
                                               ---------------      ---------------      ---------------      ---------------
                                                     1,427,856            5,915,846            3,260,454           10,848,584
                                               ---------------      ---------------      ---------------      ---------------
Operating expenses:

Selling and marketing                                  109,625              190,428              337,977              455,494
Depreciation and amortization                        1,314,926            3,549,904            2,668,198            6,420,425
Loss from the disposal of equipment                         --                   --                   --                   --
General and administrative                             258,595            2,644,397              695,387            8,122,279
Monitoring expense                                          --               41,112                   --               85,819
                                               ---------------      ---------------      ---------------      ---------------
Total operating expenses                             1,683,146            6,425,841            3,701,562           15,084,017
                                               ---------------      ---------------      ---------------      ---------------

Loss from operations                                  (255,290)            (509,995)            (441,108)          (4,235,433)
Other income (loss)                                    922,275             (120,742)             922,275             (262,750)
Amortization of debt issuance costs                    215,080              529,738              430,160              907,413
Related party interest expense                         264,210               27,483              561,417              451,848
Interest expense                                       990,118            4,425,737            1,951,537            7,396,417
Interest income                                             --              310,067                   --              504,921
                                               ---------------      ---------------      ---------------      ---------------

Loss before income taxes                              (802,423)          (5,303,628)          (2,461,947)         (12,748,940)
Benefit (provision) for income taxes                  (122,564)              50,115              (32,775)          (3,367,173)
                                               ===============      ===============      ===============      ===============
Net loss                                       $      (924,987)     $    (5,253,513)     $    (2,494,722)     $   (16,116,113)
                                               ===============      ===============      ===============      ===============
Net loss per share                             $         (1.67)     $         (3.30)     $         (4.50)     $        (11.19)
                                               ===============      ===============      ===============      ===============
Weighted average number of  common
shares outstanding                                     553,808            1,590,911              553,808            1,439,989
                                               ===============      ===============      ===============      ===============

Pro forma income tax to give effect to the conversion from S to C Corporation status:

Loss before income taxes                       $      (802,423)     $    (5,303,628)     $    (2,461,947)     $   (12,748,940)
Benefit from income taxes                              317,363               50,115              979,801              249,315
                                               ---------------      ---------------      ---------------      ---------------
Net loss                                       $      (485,060)     $    (5,253,513)     $    (1,482,146)     $   (12,499,625)
                                               ===============      ===============      ===============      ===============
Net loss per share                             $         (0.88)     $         (3.30)     $         (2.68)     $         (8.68)
                                               ===============      ===============      ===============      ===============


    The accompanying notes are an integral part of the financial statements.

             Integrated Alarm Services Group. Inc. And Subsidiaries (Successor to KC Acquisition Corporation and Subsidiaries)

                            STATEMENTS OF CASH FLOWS
               Combined For the Six Months Ended June 30, 2002 and Consolidated For the Six Months Ended June 30, 2003
                                   (Unaudited)


                                                                 For the Six Months Ended June 30,
                                                                      2002                2003
                                                                 ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                       $(2,494,722)       $(16,116,113)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                 2,668,198           6,420,425
        Amortization of debt issuance costs                             430,160             907,413
        Interest expense - note payable accretion                        46,380                   -
        Litigation settlement                                          (922,275)                  -
        Provision for (reversal of) bad debts                            22,668             450,000
        Deferred income taxes                                            32,775           3,358,504
        Non cash service fees                                                 -           1,825,000
     Changes in assets and liablilties, net of effects of
        acquisitions and non cash transactions:
        Accounts receivable                                             (64,670)             (7,577)
        Prepaid expenses                                                                          -
        Prepaid expenses                                                (25,198)            (82,384)
        Other assets                                                     (7,655)         (1,000,260)
        Due from/to related parties                                     637,580            (151,811)
        Accounts payable and accrued expenses                         1,254,037             670,594
        Deferred revenue                                               (766,076)            (16,381)
        Other liabilities                                                     -            (494,009)
                                                                 ---------------     ---------------
               Net cash provided by (used in) operating
               activities                                               811,202          (4,236,599)
                                                                 ---------------     ---------------
Cash flows from investing activities:
     Purchase of property and equipment                                (279,646)            (82,787)
     Purchase of customer contracts                                           -            (263,933)
     Financing of customer loans                                              -            (383,550)
     Financing of customer loans- related parties                                                 -
     Repayment of customer loans                                              -             424,589
     Decrease (increase) in restricted cash and cash equivalents       (100,000)            321,832
     Business acquisitions, net of cash acquired                     (5,088,057)          8,082,332
                                                                 ---------------     ---------------
               Net cash (used in) provided by investing
               activities                                            (5,467,703)          8,098,483
                                                                 ---------------     ---------------
Cash flows from financing activities:
     Proceeds of long-term debt, related party                        5,800,000                   -
     Proceeds of long-term debt                                               -           8,829,404
     Payments of obligations under capital leases                       (32,549)            (73,857)
     Repayment of long-term debt                                     (1,549,170)         (8,510,311)
     Repayment of long-term debt, related party                        (436,670)           (430,140)
     Debt issuance costs                                               (175,000)           (136,500)
                                                                 ---------------     ---------------
               Net cash provided by (used in) financing
               activities                                             3,606,611            (321,404)
                                                                 ---------------     ---------------

Net (decrease) increase in cash and cash equivalents for
the period                                                           (1,049,890)          3,540,480
Cash and cash equivalents at beginning of year                        1,224,035             442,082
                                                                 ---------------     ---------------
Cash and cash equivalents at end of period                           $  174,145         $ 3,982,562
                                                                 ===============     ===============


    The accompanying notes are an integral part of the financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                          NOTES TO FINANCIAL STATEMENTS

1.    Management Opinion
The financial information as of June 30, 2003 and for the three months and six months ended June 30, 2003 and 2002, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries' (IASG or the "Company") for the three months and six months ended June 30, 2003 and 2002 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Amended Registration Statement on Form S-1/A. Certain prior period data have been reclassified to conform to the current period presentation.

2.    Acquisition of Integrated Alarms Services, Inc.
Integrated Alarm Services, Inc. (IASI) which was acquired on January 31, 2003 provides financing and capital to independent security alarm dealers throughout the United States. IASI provides working capital to the independent dealers necessary for the growth of the dealers' business and financing for acquisitions. IASI has built a vertically integrated infrastructure, capable of handling all aspects of a financing for independent alarm dealers including due diligence, billing and collections and the securitizing of alarm contracts. IASI owns a significant portfolio of residential and commercial alarm contracts and contracts assumed upon the foreclosure of loans to dealers for which it provides monitoring services (through IASG and other non-affiliated entities) to its customers.

In connection with the acquisition of IASI and affiliates, IASG issued 864,192 shares of its common stock, of which 525,452 shares were issued to minority interests for a total fair value of $11,559,944 related to these acquisitions. The predecessor cost basis in net assets acquired was approximately ($21,465,000), for which 338,740 shares of common stock were issued. The transaction was accounted for under the purchase method of accounting.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

The allocation of the purchase price of $11,559,944 is as follows:

(in Thousands)                                                 January 31, 2003
                                                               ----------------
Assets:
     Current Assets (including cash of $8,082) ..............  $         10,735
     Intangibles other than goodwill ........................            41,982
     Goodwill ...............................................            43,015
     Other ..................................................            21,396
                                                               ----------------
            Total assets ....................................  $        117,128
                                                               ================

Liabilities and Stockholders' Deficit:
     Current liabilities ....................................  $         16,415
     Long-term debt, net of current protion .................           109,705
     Other ..................................................               913
                                                               ----------------
            Total liabilities ...............................           127,033

Total stockholders' deficit (purchase price of $11,560, net
   of predecessor cost basis of $(21,465)) ..................            (9,905)
                                                               ----------------
            Total liabilities and stockholders' deficit .....  $        117,128
                                                               ================

The allocation of the purchase price is tentative and based on management estimates of fair values. The valuation will be finalized upon the completion of an independent valuation study. The goodwill resulting from the acquisition is non-deductible for income tax purposes.

The following unaudited proforma combined results of operations have been prepared as if the acquisition had occurred at the beginning of the year of acquisition and the beginning of the immediately preceding year.

                                                        Six Months Ended
                                                            June 30,
                                                 -------------------------------
                                                      2002              2003
                                                      ----              ----
Revenue:
   Monitoring fees .........................     $  9,865,388      $ 11,942,551
   Revenue from customer accounts ..........        8,415,941         7,329,176
   Billing fees and service ................          302,066            98,951
   Related party monitoring fees ...........           43,904           141,264
                                                 ------------------------------
Total Revenue ..............................     $ 18,627,299      $ 19,511,942
                                                 ==============================

Income (loss) from operations ..............     $    990,831      $ (4,543,129)
                                                 ==============================
Loss before income taxes ...................     $ (6,832,350)     $(14,040,532)
                                                 ==============================
Net loss ...................................     $ (6,685,350)     $(17,407,705)
                                                 ==============================

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


The proforma results of operations do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the periods presented, or to predict the Company's results of operations for any future period

3.    Goodwill and Intangibles
Goodwill was being amortized on a straight-line basis over its estimated useful life of 15 years through December 31, 2001. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. An initial transition impairment test of goodwill was required as of January 1, 2002. The Company completed this initial transition impairment test during the second quarter of 2002, which did not result in any impairment charges. An annual impairment test will be performed in the third quarter of each year.

For purposes of applying SFAS No. 142, the Company had determined that it had two reporting units consistent with its two operating segments. Fair value of the reporting units and the related implied fair value of goodwill was established using valuation techniques based upon multiples of earning and discounted cash flows. The Company has identified no impairment charges.

Customer Contracts and Dealer Relationships
SFAS No. 144 "Accounting for the Impairment of Disposal of Long Lived Assets" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationshps and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Customer contracts were recorded at fair value on January 31, 2003, the purchase date. The Company has idenitifed no impairment losses.

Customer contracts at June 30, 2003 consist of the following:

                                                                                                     Contracts
                                                                Existing                            assumed from
                                                                Portfolio       Dealer Acquired       dealers              Total
                                                              ----------------------------------------------------------------------
Customer contracts (all acquired in 2003)                     $  9,166,094       $ 28,096,503       $  4,982,728       $ 42,245,325
Accumulated amortization (2003 amortization)                      (726,075)        (2,206,495)          (809,064)        (3,741,634)
                                                              ----------------------------------------------------------------------
                                                              $  8,440,019       $ 25,890,008       $  4,173,664       $ 38,503,691
                                                              =====================================================================

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Certain customer contracts acquired upon the IASI acquisition, with a cost basis of approximately $16,600,000, are subject to optional repurchase by the seller at a discounted price. The Company is amortizing these customer contracts such that the net book value approximates the discounted repurchase option price. Such repurchase is contingent on the seller complying with certain conditions outlined in the contract purchase agreement over a six-year period.

Customer contract amortization expense for the six months ended June 30, 2003 was $3,741,634.

                                                                  December 31, 2002          Amortization              June 30, 2003
                                                                  ------------------------------------------------------------------
Dealer relationships                                              $ 39,958,089               $         --              $ 39,958,089
Accumulated amortization                                           (12,397,177)                 2,223,647               (14,620,824)
                                                                  ------------------------------------------------------------------
                                                                  $ 27,560,912               $  2,223,647              $ 25,337,265
                                                                  =================================================================

Dealer relationships consist of the following:

Estimated amortization expense of customer contracts and dealer relationships for the years ending December 31, 2003 through 2007 is as follows:

                       Customer              Dealer
        Year           Contracts          Relationships               Total
--------------------------------------------------------------------------------
        2003          $ 8,053,625          $ 4,447,294            $ 12,500,919
        2004            7,962,333            3,777,286              11,739,619
        2005            7,007,803            2,955,556               9,963,359
        2006            5,879,870            2,581,858               8,461,728
        2007            4,672,120            2,303,889               6,976,009

4.    Income Taxes
As a result of the merger of KC Acquisition with IASG during January 2003, KC Acquisition, KCF, Morlyn and Criticom will no longer be considered flow through entities to their shareholders and members and, therefore, must record current and deferred income taxes from its earnings and losses, and recognize the tax consequences of "temporary differences" between financial statement and the tax basis of existing assets and liabilities. At the time of the change in tax status (S to C Corporation) of the enterprise, the Company recorded an additional deferred tax liability of approximately $3,305,000, which is being included in income tax expense in 2003.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


5.    Loss per Common Share
The loss per common share is as follows:

                                                                     Three months ended                   Six months ended
                                                                           June 30                            June 30
                                                              ----------------------------------------------------------------------
                                                                    2002             2003               2002               2003
                                                                    ----             ----               ----               ----
Numerator
   Net loss                                                   $   (924,987)      $ (5,253,513)      $ (2,494,722)      $(16,116,113)
Denominator
   Weighted average shares outstanding                             553,808          1,590,911            553,808          1,439,989
Net loss per share                                            $      (1.67)      $      (3.30)      $      (4.50)      $     (11.19)

There are outstanding promissory notes which are covertible into 792,793 shares of common stock at a price of $6.94 per share. The shares have not been included as common stock equivalents, as they would be anti-dilutive.

6.    Litigation
In March 2003, Protection One Alarm Monitoring, Inc., ("Protection One") a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against the Company in the Superior Court of New Jersey, Camden County for unspecified damages in connection with the Company's purchase of certain alarm monitoring contracts from B&D Advertising Corporation ("B&D"). B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that the Company's subsequent purchase of contracts from B&D constitutes tortuous interference, that the Company utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that the Company purchased from B&D. The Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee and the Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

7.    Related Party Transactions
During April 2003, the Company assumed approximately $250,000 of debt from Capital Center Credit Corp. As a result, for the quarter ended June 30, 2003, IASG recognized general and administrative expense of $250,000.

The Company incurred $264,210 and $27,483, respectively, in related party interest for the three months ended June 30, 2002 and June 30, 2003 of which $77,513 in 2002 was to IASI.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

The Company earned monitoring fees from trusts that are related parties of approximately $135,000 for the three months ended June 30, 2003.

The Company rents office space month to month from a related party.

Included in long-term debt (junior debt) are contract certificates held by related parties that totaled approximately $330,000 at June 30, 2003.

8.    Swap Arrangement
At June 30, 2003, IASI has an interest rate SWAP arrangement (maturing March 15,
2004) to fix the interest rate at 8.3% on approximately $2,775,000 of floating rate senior debt. The interest rate SWAP does not qualify as a hedge, accordingly changes in fair value are recorded as interest expense in the statement of operations. The fair value of the SWAP at June 30, 2003 was a liability of approximately $17,000.

9.    Segment and Related Information
In connection with the acquisition of IASI, IASG acquired IASI's retail services business. As a result, IASG believes it has two reportable segments: (1) Alarm-Monitoring wholesale services and (2) Alarm-Monitoring retail services. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is affected by similar economic conditions. IASG has determined its reportable segments based on its method of internal reporting which is used by management for making operational decisions and assessing performance.

The alarm-monitoring wholesale services segment provides monitoring services to a broad range of independent alarm-monitoring dealers. The alarm-monitoring retail services segment provides working capital to independent alarm-monitoring dealers. This is accomplished by purchasing alarm monitoring contracts from the dealer or by providing loans using the dealer's alarm monitoring contracts as collateral. IASI provides monitoring services (through IASG and other non-affiliated entities) to its customers.

Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income
(loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three months and six months ended June 30, 2003. Prior to January 31, 2003, the Company operated in only one segment, alarm-monitoring wholesale services. The acquisition of IASI and affiliates established the new segment, alarm-monitoring retail services for independent alarm-monitoring dealers. Intersegment revenues have been eliminated.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Summarized financial information for the three months and six months ended ended June 30, 2003, concerning the Company's reportable segments is shown in the following table:

                                                                                           Three Months ended June 30, 2003

                                                                                  Alarm-                Alarm-
                                                                                Monitoring            Monitoring
                                                                                 Wholesale              Retail          Consolidated
                                                                                 Services             Services             Total

Total revenue                                                                   $ 6,100,738         $ 3,661,950         $ 9,762,688
Cost of revenue (including depreciation and amortization)                         5,167,263           2,229,483           7,396,746
Income (loss) from operations                                                       662,637          (1,172,632)           (509,995)
Interest income                                                                          --             310,067             310,067
Interest expense                                                                  1,305,530           3,147,690           4,453,220
Loss before income taxes                                                           (900,150)         (4,403,478)         (5,303,628)

                                                                                           Six Months ended June 30, 2003

                                                                                  Alarm-                Alarm-
                                                                                Monitoring            Monitoring
                                                                                 Wholesale              Retail          Consolidated
                                                                                 Services             Services             Total

Total revenue                                                                   $12,449,190         $ 6,067,135         $18,516,325
Cost of revenue (including depreciation and amortization)                        10,346,534           3,741,632          14,088,166
Income (loss) from operations                                                       996,487          (5,231,920)         (4,235,433)
Interest income                                                                          --             504,921             504,921
Interest expense                                                                  2,607,486           5,240,779           7,848,265
Loss before income taxes                                                         (2,127,779)        (10,621,161)        (12,748,940)

There was no material change in the total assets of the reportable segments during the three months ended June 30, 2003.

10.   Commitment
In April 2003, the Company entered into a three-year contract with a committed two-year term with AT&T, Inc. for communications services. As part of that contract, the Company is required to use $780,000 per year for the first two years of the contract.

11.   Subsequent Events
In June 2003, the Company secured a $20 million account acquisition facility with LaSalle Bank N.A., which was contingent upon the completion of an initial public offering with minimum net proceeds of $115 million. The facility is available to IASG for acquisitions of security alarm companies and pools of security alarm contracts. The facility has not been closed in spite of the completion of the IPO due to the Company's revised plan to secure a larger facility with LaSalle Bank N.A. at more favorable terms.

During July 2003, a trust whose trustees are affiliated with the Company, advanced $400,000 to the Company on a short-term basis. The funds have not been returned to the trust as of this date.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

On July 29, 2003, the Company successfully completed its initial public offering. A total of 22,000,000 shares of common stock were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were $189,255,000. The common stock trades on the NASDAQ National Market under the symbol "IASG".

Concurrent with the offering, Messrs. McGinn, Few, Sr., Smith, Quady and the former shareholders of Criticom, were issued, in the aggregate, options to purchase 1,900,000 shares of the Company;'s common stock (the "Shareholder Options"). The options will vest as follows: (i) 30% will vest and be immediately exercisable on the first anniversay of the offering; (ii) 30% will vest and be immediately exercisable on the second anniversay of the offering;
(iii) 40% will vest and become immediately exercisable on the third anniversay of the offering. The exercise price of the options are equal to the per share offering price ($9.25) and thus have no intrinsic value. In addition, independent non-executive directors were granted options to acquire, in the aggregate, 48,000 shares of common stock at the initial public offering price ($9.25). The options vested on July 23, 2003 and will expire seven years from that date.

The Company will account for stock options in accordance with Accounting Principles Board Opinion No. 25 (ABP No. 25), "Accounting for stock issued to Employees". Under APB No. 25, the Company will recognize no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

On August 27, 2003, the underwriters of the Company's initial public offering exercised their over allotment option and an additional 982,729 common shares were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were $8,453,926.

As of September 5, 2003, the Company has paid-off approximately $94.6 million in debt with the proceeds from the offering of which approximately $56.0 million was classified as long-term at June 30, 2003.

12.   Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (FAS No. 150). The Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No. 150, to have a material effect on its financial statements.

In April 2003, the FASB issued financial Accounting Standard No. 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, (FAS No.
149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities entered into after June 30, 2003. The Company does not expect the adoption of FAS No. 149, to have a material effect on its financial statements.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2003.

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto.

Critical Accounting Policies.
Our discussion and analysis of results of operations, financial condition and cash flows are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an on-going basis, including those related to dealer relationships, goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition.
All revenue is recognized on an accrual basis. Accounts receivable consists primarily of amounts due from dealers and end- users located in the United States. Credit is extended based upon an evaluation of the dealers and end-users financial condition and credit history. Receivables that are deemed not collectible have been provided for in the allowance for doubtful accounts. If the dealers financial condition were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Acquisition of IASI and Affiliates.
The allocation of purchase price related to the acquisition of IASI and Affiliates is preliminary and based on management's estimate of fair values. The purchase price allocation will be finalized upon the completion of an independent valuation study to occur in the third quarter of 2003. If the final valuation is signifcantly differenct from management's estimate, it may result in additional charges to earnings in the third quarter of 2003 and thereafter.

Notes receivable.
We make loans to dealers, which are collateralized by the dealers' portfolio of end-user alarm monitoring contracts. Loans to dealers are carried at the lower of the principal amount outstanding or the net realizable value of the portfolio underlying the loan. Loans are generally considered non-performing if they are 120 days in arrears of contractual terms.

Management periodically evaluates the loan portfolio to assess the collectibility of dealer notes and adequacy of allowance for loan losses. Management reviews certain criteria in assessing the adequacy of the allowance for loan losses including our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Loan impairment is identified when a portfolio's cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of end-user contracts using recent transaction prices and industry benchmarks.

Notes receivable consists of loans to dealers which are collateralized by a portfolio of individual end-user monitoring contracts. When a dealer becomes delinquent, we generally foreclose on and take ownership of the portfolio of end-user monitoring contracts.

Deferred costs.
Debt issuance costs represent direct costs incurred in connection with obtaining financing with related parties and banks. Debt issuance costs are being amortized over the life of the related obligations using the effective interest method.

Intangible assets.
Alarm monitoring services for dealers' end-users are outsourced to us. We acquire such dealer relationships from our internally generated sales efforts and from other monitoring companies. Acquired dealer relationships are recorded at cost which management believes approximates fair value. End-user alarm monitoring contracts are acquired from the dealers' pre-existing portfolios of contracts or assumed upon the foreclosure on dealers' loans.

Acquired end-user alarm monitoring contracts are recorded at cost which management believes approximates fair value. End-user alarm monitoring contracts assumed as a result of foreclosure on dealer loans are recorded at the lower of cost (loan carrying value) or the fair value of such contracts using recent transaction prices and industry benchmarks at the time of foreclosure.

End-user alarm monitoring contracts are amortized over the term that such end-users are expected to remain a customer of the Company. The Company, on an ongoing basis, conducts comprehensive reviews of its amortization policy for end-user contracts and, when deemed appropriate, uses an independent appraisal firm to assist in performing an attrition study.

Dealer relationships and customer (end-user) contracts are amortized using methods and lives which are management's estimates, based upon all information available (including industry data, attrition studies, current portfolio trends), of the life (attrition pattern) of the underlying contracts and relationships. If actual results vary negatively (primarily attrition) from management assumptions, amortization will be accelerated which will negatively impact results from operations. If amortization is not accelerated or conditions deteriorate dramatically, the asset could become impaired. For existing portfolio accounts purchased subsequent to January 31, 2003, the Company will amortize such accounts using the straight-line method over an 18 year period plus actual attrition. This methodology may cause significant variations in amortization expense in future periods.

Dealer relationships and end-user alarm monitoring contracts are tested for impairment on a periodic basis or as circumstances warrant. Recoverability of dealer relationship costs and end-user alarm monitoring contracts are highly dependent on our ability to maintain our dealers. Factors we consider important that could trigger an impairment review include higher levels of attrition of dealers and/or end-user alarm monitoring contracts and continuing recurring losses.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill was being amortized on a straight-line basis over its estimated useful life of 15 years through December 31, 2001. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. An initial transition impairment test of goodwill was required as of January 1, 2002. We completed this initial transition impairment test during the second quarter of 2002, which did not result in any impairment charges. Our annual impairment test will be performed in the third quarter of each year.

Income taxes.
As part of the process of preparing our financial statements, we will be required to estimate our income taxes in each of the jurisdictions in which we operate. This process will involve estimates of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.

Results of operations
Three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Revenue.
Total revenue for the three months ended June 30, 2003 was $9,762,688 compared to $5,611,024 for the same period during the prior year, an increase of $4,151,664, or 74.0%.

Wholesale monitoring revenues increased from $5,196,648 to $5,987,769, an increase of $791,121, or 15.2%. The acquisition of Criticom, during September 2002, contributed approximately 80,000 monitored accounts, while dealer and end-user attrition resulted in the loss of 20,890 accounts for the twelve months ended June 30, 2003. The majority of this attrition is believed to have been the result of reduced end-user account growth attributable to our central station consolidation and monitoring system conversion program. The net loss of 20,890 accounts represents approximately $89,000 of recurring monthly revenue, a loss that has been offset by monthly expense savings totaling approximately $183,000 in connection with our central station consolidation and monitoring system conversion programs. As a result of the net increase in accounts, additional revenue of $734,948 was generated during the three months ended June 30, 2003 as compared to the same period in the prior year. In addition, an increase in average per account per month revenue from $4.14 to $4.18 resulted in $56,173 of incremental revenue during the second quarter of year 2003, as compared to the same period of year 2002. The total number of end-user accounts monitored at June 30, 2003, was approximately 477,000.

Revenues for our retail operations, which we acquired during January 2003, totaled $ 3,661,950.

Other revenue, which includes billing and placement fees and service revenue, totaled $112,969, a decrease of $301,407 compared with same period last year. The decrease in other revenue is primarily the result of fewer retail account placement transactions during the quarter in anticipation of the Company's public offering.

Cost of Revenue.
Our cost of revenue for the three months ended June 30, 2003 was $3,846,842 compared with $4,183,168 for the same period last year, a $336,326 improvement. Our June 2003 results include cost of revenue totaling $635,643 associated with Criticom, which we acquired during September 2002. As a result, the cost of revenue for our other monitoring operations decreased $971,969 during the comparable periods.

Direct margin, including Criticom's operations, increased from 25.4% during the three months ended June 30, 2002 to 60.6% for the same period during 2003. This improvement is the direct result of the central station consolidation initiatives we completed late last year.


Since our acquisition of IASI and affiliates on January 31, 2003, our revenue increased by $3,283,282 reflecting customer contract revenue billed at approximately $29.95 versus monitoring revenue billed at approximately $3.00 per customer contract per month. This had a direct result in improving profit margins in 2003 by 20.0%.

Operating Expenses.
Operating expenses increased from $1,683,146 to $6,425,841, an increase of $4,742,695. The primary contributors to the increase were our acquisition of IASI, which added expenses totaling $4,132,679, and increased audit fees that were incurred in the monitoring companies that related to our IPO activities.

Selling and marketing expenses increased $80,803 from $109,625 to $190,428. Approximately $40,000 of this increase is attributible to additional expenses resulting from the acquisition of Criticom. Most of the remainder of the increase is due to a change in the compensation programs in the placement businesses designed to reduce commission expenses, which resulted in additional salary expense during the three months ended June 30, 2003.

Depreciation and amortization expenses increased from $1,314,926 to $3,549,904, an increase of $2,234,978. This increase was primarily a result of the consolidation of IASI's amortization expenses totaling, $2,229,483. Our use of declining balance amortization methods was offset by additional depreciation and amortization expense associated with the acquisition of Criticom, resulted in the slight increase.

General and administrative expenses (including monitoring expense) increased from $258,595 to $2,685,509, or $2,426,914. The largest component of this increase relates to the consolidation of IASI's general and administrative expenses totaling $1,903,196 for the three months ended June 30, 2003. IASI's general and administrative expenses included: payroll related expenses totaling approximately $467,000; bad debt expense totaling $299,000; assumption of debt from Capital Center Credit Corporation (CCCC), a related party, in the amount of $250,000; audit fees related to IPO activity of $235,000; bank and line of credit commitment fees of $216,000; service expenses of $149,000; professional and billing services fees totaling $130,000; and, other expenses totaling approximately $157,000. The balance of the increase in the Company's general and administrative expenses for the three months ended June 30, 2003 can be attributed to an increase in general and administrative expenses for the third party monitoring operations from $258,595 to $782,313, or $523,718. The third party monitoring operations increase is comprised, in part, of approxmiately $169,000 of additional expenses resulting from the acquisition of Criticom. The remainder of the third party monitoring increase can be primarily attributed to increased professional fees, which includes audit fees related to our IPO activities of $169,000, as well as increased legal fees from certain litigation.

Other Income/Loss.
Other loss for the three months ended June 30, 2003 of approximately $121,000, resulting from expenses related to the acquisition of RTC Alarm, compares to other income for the same period in year 2002 of approximately $922,000, which arose from the forgiveness of debt in connection with a litigation settlement for an uncompleted merger.

Amortization of debt issuance costs.
The amortization of debt issuance costs increased $314,658 from $215,080 to $529,738. In the third party monitoring business, amortization of debt issuance costs decreased from $215,080 to $136,514, reflecting the refinancing of certain indebtedness during October 2002. This was partially offset by financing costs associated with our acquisitions of CDS and RTC. Amortization of debt issuance costs for IASI was $393,224.

Interest Expense, net of interest income.
Interest expense, net of interest income increased by $2,888,825 from $1,254,328 to $4,143,153. In the wholesale monitoring business, interest expense, net of interest income increased from $1,254,328 to $1,305,530, or 4.1% while IASI's interest expense, net of interest income of $310,067 totaled $2,837,623.

Taxes.
Income tax expense totaled $122,564 for the three months ended June 30, 2002 compared with an income tax benefit totaling $50,115 for the three months ended June 30, 2003. The income tax expense recorded during the three months ended June 30, 2002 and 2003, did not reflect merger or acquisition related adjustments.

Net Loss.
Our net loss increased from $924,987 during the three months ended June 30, 2002 to $5,253,513 for the three months ended June 30, 2003. The monitoring operations recorded a loss totaling $924,987 for the three months ended June 30, 2002, inclusive of the one-time other income event mentioned previously, that contributed income totaling $922,275. Adjusting for the one-time income event, the monitoring businesses incurred a loss totaling $1,847,262 for the three months ended June 30, 2002. This compares to a net loss totaling $902,410 during the same period during 2003, an improvement of $944,852. IASI incurred a loss totaling $4,351,103 during the three months ended June 30, 2003. Interest expense represented the largest component of IASI's second quarter expenses, followed by depreciation and amortization and other operating expenses.

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Revenue.
Total revenue for the six months ended June 30, 2003 was $18,516,325 compared to $10,989,221 for the same period during the prior year, an increase of $7,527,104 or 68.5%.

Wholesale monitoring revenues increased from $10,425,062 to $12,224,801, or $1,799,739, primarily as a result of a 59,110 account net increase in monitored end-user accounts. This net account increase was due to an 80,000 account increase from the acquisition of Criticom offset, in part, by dealer and end-user attrition which resulted in the net loss of 20,890 accounts since June 30, 2002. The majority of this attrition is believed to have been the result of reduced end-user account growth attributable to our central station consolidation and monitoring system conversion program. The loss of revenue associated with this attrition has offset by the realization of expense savings from the consolidations and conversion. The net addition of 59,110 end-user accounts since June 30, 2002, resulted in additional revenues totaling $1,474,386 compared to June 2002. Our revenue per end-user account also increased from $4.16 to $4.27, or 2.7%, which contributed an additional $325,353 to the period over period increase. The increase in revenue per end-user account relates primarily to our acquisition of Criticom, whose revenue per end-user account was $4.94 at June 30, 2003.

Revenues for our retail operations, which we acquired with our purchase of IASI during January 2003, totaled $6,067,135 at June 30, 2003. IASI acquires alarm monitoring contracts from dealers and owned approximately 39,000 end-user agreements at June 30, 2003.

Other revenue, which includes billing and placement monitoring fees and service revenue, totaled $224,389, a decrease of $339,770 compared with last year. Most the decrease is a result of fewer retail account placement transactions during the first six months of 2003 in anticipation of the Company's public offering. Placement fees during the six months ended June 30, 2002, included fees earned in connection with the acquisition of the Payne portfolio as well as several other sizable transactions.

Cost of Revenue.
Our cost of revenue totaled $7,667,741, $61,026 less than the period in the prior year. IASI's customer contract revenue has little cost of revenue and therefore, all of IASI's expenses are categorized as operating expenses.

Third party monitoring expenses increased from $6,881,055 to $7,101,388, an increase of 3.2%. As a result of increased synergy achieved through the consolidation and monitoring system conversion program, our monitoring operations experienced a reduction of expenses totaling $1,173,323 before including direct expenses totaling $1,396,302 associated with our purchase of Criticom. This reduction of direct expenses, as well as the addition of customer contract revenue, was reflected in an increase in direct margin from our third party monitoring operations. Our direct margin increased from 29.7% at June 30, 2002 to 58.6% at June 30, 2003.

Since our acquisition of IASI and affiliates on January 31, 2003 our revenue increased by 5,421,562 reflecting customer contract revenue billed at approximately $29.95 versus monitoring revenue billed at approximately $3.00 per customer contract per month. This had direct result in improving profit margins in 2003 by 17.2%.

Other direct expenses, decreased from $847,712 to $566,353 or 33.2% as a result of the transfer of certain support operations associated with the retail portfolios to IASI.

Operating Expenses.
Operating expenses increased from $3,701,562 to $15,084,017, reflecting our acquisition of Criticom during September 2002 and our acquisition of IASI during January 2003.

Selling and marketing expenses increased $117,517, from $337,977 to $455,494, or 34.8%. For the six months ended June 30, 2003, Criticom added $99,041 to our selling and marketing expenses representing the majority of our year over year increase. This incremental amount was comprised of salary expense of approximately $52,000, travel and lodging of approximately $39,000 and other expenses totaling approximately $8,000.

Depreciation and amortization expenses increased from $2,668,198 to $6,420,425 or $3,752,227.

Amortization associated with our third party monitoring businesses decreased from $2,295,992 to $2,223,647, as a result of our use of declining balance amortization methods offset by additional amortization expenses associated with the acquisition of Criticom. Our acquisition of Criticom added $284,070 to amortization expense during the six months ended June 30, 2003.

Depreciation expense for the third party monitoring businesses increased from $372,206 to $455,146 or 22.3%, primarily attributable to the acquisition of Criticom.

Amortization expenses for IASI were $3,741,632, reflecting the amortization of acquired alarm monitoring contracts.

General and administrative expenses (including monitoring expense) increased from $695,387 to $8,208,098, or $7,512,711 for the six months ended June 30, 2003. The largest component of this increase relates to the consolidation of IASI's general and administrative expenses totaling $6,383,316. IASI's general and administrative expenses included: assumption of debt from CCCC in the amount of $1,825,000; a cash payment to CCCC of $1,700,000; payroll related expenses totaling approximately $776,000; audit fees related to IPO activity of $706,000; bad debt expense totaling $510,000; bank and line of credit commitment fees of $226,000; professional and billing services fees totaling $218,000; service expenses of $157,000; and, other expenses totaling approximately $265,000. The balance of the increase in the Company's general and administrative expenses for the six months ended June 30, 2003 can be attributed to an increase in general and administrative expenses for the third party monitoring operations from $695,387 to $1,824,486, or $1,129,099. The third party monitoring operations increase is comprised, in part, of approxmiately $381,000 of additional expenses resulting from the acquisition of Criticom. The remainder of the third party monitoring increase can be primarily attributed to increased professional fees, which includes audit fees related to our IPO activities of $539,000 as well as increased legal fees from certain litigation.

IASI's general and administrative expenses totaled $6,383,613 during the first six months of 2003 that included a cash payment to CCCC, a related party, of $1,950,000 and the assumption of debt totaling $1,575,000. The remainder of IASI general and administrative expenses included audit fees related to our IPO activities totaling $940,355, payroll expenses totaling approximately $715,000, bad debt expenses totaling $615,000 and other expenses totaling approximately $500,000.

Other Income/Loss.
Other loss for the six months ended June 30, 2003 of approximately $263,000, resulted from expenses related to the acquisition of RTC Alarm, compares to other income for the same period in year 2002 of approximately $922,000, which arose from the forgiveness of debt in connection with a litigation settlement for an uncompleted merger.

Amortization of Debt Issuance Costs.
The amortization of debt issuance costs increased $477,253 from $430,160 to $907,413. In the third party monitoring businesses, amortization of debt issuance costs decreased from $430,160 to $254,029, reflecting the refinancing of certain indebtedness during October 2002, which was partially offset by financing costs associated with our acquisitions of CDS and RTC. Amortization of debt issuance costs for IASI was $653,384.

Interest Expense, net of interest income.
Interest expense, net of interest income increased by $4,830,390 from $2,512,954 to $7,343,344. In the third party monitoring businesses, interest expense, net of interest income increased from $2,512,954 to $2,607,486, or 3.8%. IASI's interest expense, net of interest income of $504,921, totaled $4,735,858.

Taxes.
Income tax expenses of $3,367,173 were recorded in the current period versus income tax expense totaling $32,775 during the same period last year. As a result of the merger of KC Acquisition with IASG during January 2003, KC Acquisition, KCF, Morlyn and Criticom will no longer be considered flow through entities to their shareholders and members and, therefore, must record current and deferred income taxes from it's earnings and losses, and recognize the tax consequences of "temporary differences" between financial statement and the tax basis of existing assets and liabilities. At the time of the change in tax status of the enterprise, the Company recorded an additional deferred tax liability of approximately $3,505,000, which is being included in income tax expense in 2003. In the wholesale monitoring businesses, the prior period tax benefit reflected the change in the deferred tax liability net of S corporate taxes.

Net Loss.
The Company's net loss increased from $2,494,722 to $16,116,113, or $13,621,391. The primary contributors to the increased loss were the increase in income tax expense totaling $3,367,173, the transaction with CCCC in which the Company incurred expenses totaling $3,525,000, the absence of the one-time litigation settlement that generated other income totaling $922,275 during 2002 and additional expenses resulting from the acquisition of IASI offset by IASI's revenue.

Results of Operations by Segment
The comparable financial results for the Company's two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the six month period ended June 30, 2003 as compared to the same period during 2002 as well as the three months ended June 30, 2003 compared with the three months ended June 30, 2002 are discussed below. The Company purchased its Retail Services segment during January 2003 and as a result, data is not available for the comparable periods during 2002.

Alarm Monitoring, Wholesale Services Segment. Three months ended June 30, 2003.

Alarm Monitoring, Wholesale segment total revenue for the three months ended June 30, 2003 compared to the same period in 2002 were 8.7% higher. Increased revenue from our acquisition of Criticom was the primary reason for the increase.

Direct margin as a percent of total revenue was 36.9% for the three months ended June 30, 2003 compared with 25.4% for the three months ended June 30, 2002. Income from operations totaled $662,637 for the three months end June 30, 2003 compared with a loss of $255,290 for the same period last year.

The segment's loss before income taxes increased from $802,423 to $900,150 for the comparable three months period.

Alarm Monitoring, Wholesale Segment. Six months ended June 30, 2003.

Alarm Monitoring, Wholesale segment revenue for the six months ended June 30, 2003 totaled $12,449,190, an increase of $1,459,969, or 13.3%.

Direct margin increased from 29.7% for the six months ended June 30, 2002 to 38.4% for the six months ended June 30, 2003. Operating results improved from a loss from operations of $441,108 for the 2002 period to income from operations of $996,487 for the same period in 2003.

Alarm Monitoring, Retail Segment Three months ended June 30, 2003.

Alarm Monitoring, Retail segment revenue totaled $3,661,950 for the three months ended June 30, 2003.

The segment's loss from operations totaled $1,172,632, while it's loss before income taxes totaled $4,403,478.

Alarm Monitoring, Retail Segment Six months ended June 30, 2003

Alarm Monitoring Retail segment revenue totaled $6,067,135 for the six months ended June 30, 2003. The segments loss from operations totaled $5,231,920, while it's loss before income taxes totaled $10,621,161.

Liquidity and Capital Resources.
The balance sheet at June 30, 2003 includes notes receivable and customer contracts of approximately $44.8 million. These assets were acquired as part of the IASI acquisition in January 2003. Total debt had increased to approximately $163.9 million as of June 30, 2003. Approximately $117 million of that debt was acquired as a result of the IASI acquisition.

On July 29, 2003, the Company successfully completed its initial public offering. A total of 22,000,000 shares of common stock were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were $189,255,000. The common stock trades on the NASDAQ National Market under the symbol "IASG".

On August 27, 2003, the underwriters exercised a portion of their overallotment option and an additional 982,729 shares of common stock were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were $8,453,926.

As of September 5, 2003, the Company has paid-off approximately $94.6 million in debt that existed as of June 30, 2003 with the proceeds from the offering.

During 2003, we were in default of our monthly and quarterly financial and non-financial debt covenants under our various debt agreements with LaSalle Bank N.A., Key Bank National Association (Key Bank) and SLP Capital. The Key Bank and SLP Capital debts were paid-off with proceeds from the initial public offering during August 2003.

On May 9, 2003 we received a permanent bank waiver from LaSalle through April 1, 2003 for certain past covenant violations. With respect to an attrition covenant, the Company has provided LaSalle with a security interest in approximately $100,000 of additional alarm contract recurring monthly revenue. After giving effect to the waivers decribed above, we are not currently in default of our covenants.

In June 2003, the Company secured a $20 million account acquisition facility with LaSalle Bank N.A., which was contingent upon the completion of an initial public offering with minimum net proceeds of $115 million. The facility is available to IASG for acquisitions of security alarm companies and pools of security alarm contracts. The facility has not been closed in spite of the completion of the IPO due to the Company's revised plan to secure a larger facility with LaSalle Bank N.A. at more favorable terms.

The following is our debt payments due by period (in millions) as of June 30, 2003 after giving effect to the $94.6 million of debt retired with the proceeds from the initial public offering:

                                                                                                                             2007 &
                                              Total           2003            2004             2005            2006       Thereafter
                                           -----------------------------------------------------------------------------------------
Debt                                       $  69.3          $  2.5          $  19.2          $  9.1          $  3.8          $  34.7
                                           =========================================================================================

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $2 million and our strategy to purchase monitoring contracts, which we anticipate to be approximately $134 million. This strategy is dependent on obtaining additional financing.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (FAS No. 150). The Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No. 150, to have a material effect on its financial statements.

In April 2003, the FASB issued financial Accounting Standard No. 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, (FAS No.
149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities entered into after June 30, 2003. The Company does not expect the adoption of FAS No. 149, to have a material effect on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is effected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments included United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency. At June 30, 2003, we had approximately $17.8 million of variable rate debt of which $2.8 million of debt has been fixed with an interest rate swap arrangement.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2003, Protection One Alarm Monitoring, Inc., a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against us in the Superior Court of New Jersey, Camden County for unspecified damages in connection with our purchase of certain alarm monitoring contracts from B&D Advertising Corporation ("B&D"). B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that our subsequent purchase of contracts from B&D constitutes tortious interference, that we utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that we purchased from B&D. We plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc., was never our employee and we plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

Other than the items previously disclosed, we are not a party in any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Registration Statement (333-101159) with the Securities and Exchange Commission on June 27, 2003 to register 25,300,000 shares of common stock for sale at an aggregate offering price of $278,300,000. The offering commenced on July 23, 2003 and terminated on August 22, 2003. Upon completion, the managing underwriter, Friedman, Billings, Ramsey & Co., Inc., successfully sold 22,982,729 shares at $9.25 per share for an aggregate offering price of $ 212,590,243. Concurrently with the offering, 792,793 shares of common stock were registered on behalf of certain holders of convertible promissory notes. All of the shares of common stock were sold by us and none of the selling security holders' shares were underwritten in the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32(a). Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 32(b). Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K

None.

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.


(b) Reports on Form 8-K

None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 8, 2003                          INTEGRATED ALARM SERVICES GROUP, INC.


                                           By:    /s/ Timothy M. McGinn
                                               --------------------------------
                                               Name:  Timothy M. McGinn
                                               Title: Chief Executive Officer


                                           By:    /s/ Michael T. Moscinski
                                               --------------------------------
                                               Name:  Michael T. Moscinski
                                               Title: Chief Financial Officer