Form 10-Q
period 2003-09-30
INTEGRATED ALARM SERVICES GROUP INC
filed 2003-11-14
CIK 1200022

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

                               One Capital Center
                            99 Pine Street,3rd Floor
                             Albany, New York 12207
              (Address of principal executive offices) (zip code)

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

                               Yes  X   No
                                   ---    ---

     Indicate by check mark whether the registrant is an accelerated filer
          (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X
                                                                   ---

As of November 12, 2003 there were 24,573,640 shares of the registrant's common stock outstanding.

Integrated Alarm Services Group, Inc. and Subsidiaries
Form 10-Q Index
For the Three and Nine Months Ended September 30, 2003

Description

Part I.  Financial Information............................................3
         Item 1   Financial Statements....................................3
                  Balance Sheets as of December 31, 2002
                  and September 30, 2003..................................3
                  Statements of Operations for the Three and
                  Nine Months Ended September 30, 2002 and 2003...........4
                  Statements of Cash Flows for the Nine Months
                  Ended September 30, 2002 and 2003.......................5
                  Notes to Financial Statements...........................6
         Item 2   Management's Discussions and Analysis of
                  Financial Condition and Results of Operations..........15
         Item 3   Quantitative and Qualitative Disclosures
                  about Market Risks.....................................23
         Item 4   Controls and Procedures................................23

Part II  Other Information...............................................24
         Item 1   Legal Proceedings......................................24
         Item 2   Changes in Securities and Use of Proceeds..............24
         Item 6   Exhibits and Reports on Form 8-K.......................25

             Integrated Alarm Services Group, Inc. And Subsidiaries (Successor to KC Acquisition Corporation and Subsidiaries)

                                 Balance Sheets
               Combined as of December 31, 2002 and Consolidated
                      as of (Unaudited) September 30, 2003

                                                                  December 31,    September 30,
                                                                     2002             2003
                                                                 -------------    -------------
                                                                                    (Unaudited)
            Assets
Current assets
   Cash and cash equivalents                                     $     442,082    $  36,159,725
   Short-term investments                                            3,000,000       66,906,572
   Current portion of notes receivable                                      --          602,137
   Accounts receivable, net                                          1,499,762        2,614,032
   Prepaid expenses                                                     72,648        1,179,803
   Due from related party                                              346,608          171,167
                                                                 -------------    -------------
         Total current assets                                        5,361,100      107,633,436

Property and equipment, net                                          2,708,161        2,454,052
Notes receivable net of current portion                                     --        2,126,124
Dealer relationships, net                                           27,560,912       24,225,441
Customer contracts, net                                                     --       34,084,836
Goodwill, net                                                        7,218,743       59,425,759
Debt issuance costs, net                                             1,047,221        1,940,657
Restricted cash and cash equivalents                                 1,163,229        1,129,914
Other assets                                                           568,431          575,391
                                                                 -------------    -------------
         Total assets                                            $  45,627,797    $ 233,595,610
                                                                 =============    =============

         Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
  Current portion of long-term debt, related                     $   1,738,724    $          --
  Current portion of long-term debt                                  3,059,879        9,681,000
  Current portion of capital lease obligations                         146,316          153,541
  Accounts payable and accrued expenses                              4,680,313        3,812,522
  Current portion of deferred revenue                                3,812,626        5,642,876
  Other liabilities                                                         --          407,211
                                                                 -------------    -------------
         Total current liabilities                                  13,437,858       19,697,150

Long-term debt, net of current portion, related                     10,696,537               --
Long-term debt, net of current portion                              29,566,223       57,634,841
Capital lease obligations, net of current portion                      361,542          243,937
Deferred revenue, net of current portion                                    --          344,149
Deferred income taxes                                                2,458,738          723,200
Other liabilities                                                      384,480          384,571
Due to related party                                                   285,300          169,155
                                                                 -------------    -------------
         Total liabilities                                          57,190,678       79,197,002
                                                                 -------------    -------------

Commitments and Contingencies

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; authorized 3,000,000 shares              --               --
Common stock, $0.001 par value; authorized 100,000,000
     shares; issued and outstanding 709,719 shares at
     December 31, 2002 and 24,573,640 at September 30, 2003                709           24,574
Common stock subscribed                                                     --          315,342
Paid-in capital                                                      5,554,289      204,559,813
Accumulated deficit                                                (17,117,879)     (50,501,121)
                                                                 -------------    -------------
Total stockholders' (deficit) equity                               (11,562,881)     154,398,608
                                                                 -------------    -------------
Total liabilities and stockholders' (deficit) equity             $  45,627,797    $ 233,595,610
                                                                 =============    =============

    The accompanying notes are an integral part of the financial statements.

             Integrated Alarm Services Group, Inc. And Subsidiaries (Successor to KC Acquisition Corporation and Subsidiaries)

                            STATEMENTS OF OPERATIONS
      Combined For the Three and Nine Months Ended September 30, 2002 and Consolidated For the Three and Nine Months Ended September 30, 2003
                                  (Unaudited)



                                                                 Three months ended               Nine months ended
                                                              September      September        September      September
                                                                2002            2003            2002            2003
                                                            ------------    ------------    ------------    ------------
Revenue:

      Monitoring fees                                       $  4,468,953    $  5,930,091    $ 14,334,341    $ 17,872,642
      Customer accounts                                               --       3,679,942              --       9,747,077
      Billing fees                                               169,796          45,264         471,862          87,761
      Related party monitoring fees                              500,704              --       1,060,378         282,250
      Related party placement fees                               649,595              --         911,688          90,437
      Service and subcontractor fees                                  --          77,046              --         168,501
                                                            ------------    ------------    ------------    ------------
          Total revenue                                        5,789,048       9,732,343      16,778,269      28,248,668

Cost of revenue (excluding depreciation and amortization)      3,445,250       4,247,531      11,174,017      12,001,091
                                                            ------------    ------------    ------------    ------------
                                                               2,343,798       5,484,812       5,604,252      16,247,577
                                                            ------------    ------------    ------------    ------------

Operating expenses:

      Selling and marketing                                      165,300         229,037         503,277         684,531
      Depreciation and amortization                            1,283,965       2,189,001       3,952,163       8,609,426
      General and administrative                                 830,614       2,673,240       1,526,001      10,795,519
                                                            ------------    ------------    ------------    ------------
          Total operating expenses                             2,279,879       5,091,278       5,981,441      20,089,476
                                                            ------------    ------------    ------------    ------------

Income (loss) from operations                                     63,919         393,534        (377,189)     (3,841,899)

      Other income (loss)                                        113,195         468,245       1,035,470         205,495
      Amortization of debt issuance costs                        330,696       1,985,380         760,856       2,892,793
      Related party interest expense                             329,859         462,381         891,276         914,229
      Interest expense                                           753,039       3,424,199       2,704,576      10,820,616
      Interest income                                                 --         608,664              --       1,113,585
                                                            ------------    ------------    ------------    ------------
Loss before provision for income taxes                        (1,236,480)     (4,401,517)     (3,698,427)    (17,150,457)
      Benefit (provision) for income taxes                       583,481          35,828         550,706      (3,331,345)
                                                            ------------    ------------    ------------    ------------
Net loss                                                    $   (652,999)   $ (4,365,689)   $ (3,147,721)   $(20,481,802)
                                                            ============    ============    ============    ============
Net loss per share                                          $      (1.18)   $      (0.25)   $      (5.68)   $      (3.02)
                                                            ============    ============    ============    ============
Weighted average number of  common
      shares outstanding                                         553,808      17,269,123         553,808       6,774,349
                                                            ============    ============    ============    ============


Pro forma income tax to give effect to the conversion from S to C Corporation status:

Loss before provision for income taxes                      $ (1,236,480)   $ (4,401,517)   $ (3,698,427)   $(17,150,457)
      Benefit (provision ) for income taxes                      840,684          35,828       1,820,484         285,143
                                                            ------------    ------------    ------------    ------------
Net loss                                                    $   (395,796)   $ (4,365,689)   $ (1,877,943)   $(16,865,314)
                                                            ============    ============    ============    ============
Net loss per share                                          $      (0.71)   $      (0.25)   $      (3.39)   $      (2.49)
                                                            ============    ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

             Integrated Alarm Services Group, Inc. And Subsidiaries (Successor to KC Acquisition Corporation and Subsidiaries)

                            STATEMENTS OF CASH FLOWS
           Combined For the Nine Months Ended September 30, 2002 and Consolidated For the Nine Months Ended September 30, 2003
                                  (Unaudited)



                                                                       For the Nine Months Ended
                                                                              September 30,
                                                                     -------------------------------
                                                                         2002             2003
                                                                     -------------    -------------
Cash flows from operating activities:
     Net loss                                                        $  (3,147,721)   $ (20,481,802)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                    3,952,163        8,609,426
        Amortization of debt issuance costs                                760,856        2,892,793
        Interest expense - non-cash, notes                                  70,652          176,283
        Litigation settlement                                             (922,275)              --
        Provision for (reversal of) bad debts                             (120,736)       1,023,569
        Deferred income taxes                                             (550,706)       3,303,105
        Non-cash service fees                                                   --        1,825,000
     Changes in assets and liabilities, net of effects of
        acquisitions and non-cash transactions:
        Accounts receivable                                                672,386       (1,439,648)
        Prepaid expenses                                                     2,245       (1,107,155)
        Other assets                                                          (483)          (6,960)
        Due from/to related parties                                        871,776           (8,331)
        Accounts payable and accrued expenses                              744,038       (3,306,068)
        Deferred revenue                                                  (418,822)       1,137,444
        Other liabilities                                                       --          (14,555)
                                                                     -------------    -------------
               Net cash provided by (used in) operating activities       1,913,373       (7,396,899)
                                                                     -------------    -------------
Cash flows from investing activities:
     Purchase of property and equipment                                   (847,966)        (376,206)
     Purchase of customer contracts                                             --       (2,466,319)
     Financing of customer loans                                                --         (698,873)
     Short-term investments                                                     --      (63,906,572)
     Repayment of customer loans                                                --          670,864
     Decrease in restricted cash and cash equivalents                      379,629        2,880,065
     Business acquisitions, net of cash acquired                        (4,812,010)       8,082,332
                                                                     -------------    -------------
               Net cash used in investing activities                    (5,280,347)     (55,814,709)
                                                                     -------------    -------------
Cash flows from financing activities:
     Proceeds of initial public offering                                        --      195,856,512
     Proceeds of long-term debt, related party                           5,800,000        2,000,000
     Proceeds of long-term debt                                          4,395,000        6,839,404
     Payments of obligations under capital leases                          (32,549)        (110,380)
     Repayment of long-term debt                                        (4,962,003)    (102,100,626)
     Repayment of long-term debt, related party                           (814,078)      (3,409,765)
     Debt issuance costs                                                  (670,000)        (145,894)
                                                                     -------------    -------------
               Net cash provided by financing activities                 3,716,370       98,929,251
                                                                     -------------    -------------

Net increase in cash and cash equivalents for the period                   349,396       35,717,643
Cash and cash equivalents at beginning of year                           1,224,035          442,082
                                                                     -------------    -------------
Cash and cash equivalents at end of period                           $   1,573,431    $  36,159,725
                                                                     =============    =============




    The accompanying notes are an integral part of the financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                          NOTES TO FINANCIAL STATEMENTS

1. Management Opinion
The financial information as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries' (IASG or the "Company") for the three months and nine months ended September 30, 2003 and 2002 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Amended Registration Statement on Form S-1/A. Certain prior period data have been reclassified to conform to the current period presentation.

2. Short-Term Investments
The Company has determined that the securities (which are debt securities) included in short-term investments are classified as held-to-maturity as defined by the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The carrying value of held-to-maturity securities is amortized cost. As of September 30, 2003, each of the securities held is issued by a U.S. government corporation or agency and matures in less than 90 days. The aggregate fair value, gross unrealized loss and amortized cost basis as of September 30, 2003 is approximately $66,898,000, $9,000 and $66,907,000, respectively.

3. Acquisition of Integrated Alarms Services, Inc.
Integrated Alarm Services, Inc. (IASI) which was acquired on January 31, 2003 provides financing and capital to independent security alarm dealers throughout the United States. IASI provides working capital to the independent dealers necessary for the growth of the dealers' business and financing for acquisitions. IASI has built a vertically integrated infrastructure, capable of handling all aspects of financing for independent alarm dealers including due diligence, billing and collections and the securitizing of alarm contracts. IASI owns a significant portfolio of residential and commercial alarm contracts and contracts assumed upon the foreclosure of loans to dealers for which it provides monitoring services (through IASG and other non-affiliated entities) to its customers.

In connection with the acquisition of IASI and affiliates, IASG issued 864,192 shares of its common stock, of which 525,452 shares were issued to minority interests for a total fair value of approximately $11,559,944 related to these acquisitions. The predecessor cost basis in net assets acquired was approximately ($21,465,000), for which 338,740 shares of common stock were issued. The transaction was accounted for under the purchase method of accounting.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)


The allocation of the purchase price of $11,559,944 is as follows:




(in Thousands)                                           January 31, 2003
                                                        ------------------
Assets:
     Current Assets (including cash of $8,082)                $  10,735
     Intangibles other than goodwill                             33,105
     Goodwill                                                    51,892
     Other                                                       21,396
                                                              ---------
            Total assets                                      $ 117,128
                                                              =========

Liabilities and Stockholders' Deficit:
     Current liabilities                                      $  16,415
     Long-term debt, net of current protion                     109,705
     Other                                                          913
                                                              ---------
            Total liabilities                                   127,033

Total stockholders' deficit (purchase price of $11,560, net
   of predecessor cost basis of $(21,465))                       (9,905)
                                                              ---------
            Total liabilities and stockholders' deficit       $ 117,128
                                                              =========


The allocation of the purchase price was finalized during the third quarter of 2003. As a result of finalizing the pruchase price allocation, goodwill was increased and customer contracts was decreased by approximately $8,876,000. In addition, a reduction to amortization expense of approximately $1,308,000 was recorded in the third quarter of 2003 as a result of the finalization of the purchase price allocation. The goodwill resulting from the acquisition is non-deductible for income tax purposes.

The following unaudited proforma combined results of operations have been prepared as if the acquisition had occurred at the beginning of the year of acquisition and the beginning of the immediately preceding year.

                                                       Nine Months Ended
                                                         September 30,
                                                -------------------------------
                                                     2002               2003
                                                ------------       ------------
Revenue:
   Monitoring fees                              $ 14,334,343       $ 17,872,642
   Customer accounts                              12,755,383         11,009,118
   Billing fees                                      471,862            221,262
   Related party monitoring fees                     141,124            141,264
                                                ------------       ------------
Total revenue                                   $ 27,702,712       $ 29,244,286
                                                ============       ============

Income (loss) from operations                   $    404,061       $ (4,149,594)
                                                ============       ============
Loss before income taxes                        $(12,165,299)      $(18,442,049)
                                                ============       ============
Net loss                                        $(11,598,400)      $(21,773,394)
                                                ============       ============



The unaudited proforma results of operations do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the periods presented, or to predict the Company's results of operations for any future period

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

4. Goodwill and Intangibles
Goodwill was being amortized on a straight-line basis over its estimated useful life of 15 years through December 31, 2001. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. For purposes of applying SFAS No. 142, the Company had determined that it had two reporting units consistent with its two operating segments. Fair value of the reporting units and the related implied fair value of goodwill was established using valuation techniques based upon multiples of earnings and discounted cash flows. An initial transition impairment test of goodwill was required as of January 1, 2002. The Company completed this initial transition impairment test during the second quarter of 2002, which did not result in any impairment charges. An annual impairment test is performed in the third quarter of each year and, to date, no impairment charges have been required.

During the three months ended September 30, 2003, goodwill increased by approximately $9,191,000 of which approximately $8,876,000 was a result of finalizing the purchase price allocation related to the acquisition of IASI and the balance, or approximately $315,000, was due to the recognition of contingent consideration related to the purchase of Criticom.

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

Customer contracts at September 30, 2003 consist of the following:

                                                                                Contracts
                                                 Existing         Dealer       assumed from
                                                Portfolio        Acquired          dealer          Total
                                               ------------    ------------    ------------    ------------
Customer contracts (all acquired in 2003)      $  9,003,611    $ 21,754,480    $  7,970,384    $ 38,728,475
Accumulated amortization (2003 amortization)       (878,802)     (2,539,617)     (1,225,220)     (4,643,639)
                                               ------------    ------------    ------------    ------------
                                               $  8,124,809    $ 19,214,863    $  6,745,164    $ 34,084,836
                                               ============    ============    ============    ============


Certain customer contracts acquired as part of the IASI acquisition, with a cost basis of approximately $12,422,000, were subject to optional repurchase by the seller at a discounted price. Such repurchase was contingent on the seller complying with certain conditions outlined in the contract purchase agreement over a six-year period. The seller has defaulted on the terms of the agreement and the repurchase option is deemed null and void.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Customer contract amortization expense for the nine months ended September 30, 2003 was approximately $4,644,000. Amortization expense was reduced for the quarter by $1,308,000 as a result of an adjustment to the amortizable basis upon finalization of the purchase price allocation of the IASI acquisition.

Dealer relationships consist of the following:


                                 December 31,                      September 30,
                                     2002         Amortization         2003
                                 ------------     ------------     ------------
Dealer relationships             $ 39,958,089     $         --     $ 39,958,089
Accumulated amortization          (12,397,177)      (3,335,471)     (15,732,648)
                                 ------------     ------------     ------------
                                 $ 27,560,912     $ (3,335,471)    $ 24,225,441
                                 ============     ============     ============


Estimated amortization expense of customer contracts and dealer relationships for the years ending December 31, 2003 through 2007 is as follows:

                      Customer           Dealer
  Year               Contracts         Relationships        Total
------------------------------------------------------------------------
  2003              $ 6,540,285        $ 4,447,294         $ 10,987,579
  2004                7,061,587          3,777,286           10,838,873
  2005                6,161,273          2,955,556            9,116,829
  2006                5,100,353          2,581,858            7,682,211
  2007                3,968,718          2,303,889            6,272,607



5. Long-Term Debt
In June 2003, the Company secured a $20 million account acquisition facility with LaSalle Bank N.A., which was contingent upon the completion of an initial public offering with minimum net proceeds of $115 million. The facility is available to IASG for acquisitions of security alarm companies and pools of security alarm contracts. The facility has not been closed in spite of the completion of the initial public offering due to the Company's revised plan to secure a larger syndicated facility, with LaSalle Bank N.A. as lead lender, at more favorable terms.

As of September 30, 2003, the Company has paid-off approximately $ 91.9 million in debt with the proceeds from the initial public offering. As a result of the debt pay-offs during the third quarter of 2003, unamortized debt issuance costs of approximately $1,556,000 were charged to expense during the quarter ended September 30, 2003.

6. Stockholders' Equity
On July 29, 2003, the Company successfully completed its initial public offering. A total of 22,000,000 shares of common stock were issued at a per share price of $9.25. The net proceeds to the Company after underwriting commissions (7%) and other direct initial offering costs were approximately $187,403,000. The common stock trades on the NASDAQ National Market under the symbol "IASG".

Concurrent with the offering, Messrs. McGinn, Few, Sr., Smith, Quady and the former shareholders of Criticom, were issued, in the aggregate, options to purchase 1,900,000 shares of the Company's common stock (the "Shareholder Options"). The options will vest as follows: (i) 30% will vest and be immediately exercisable on the first anniversary of the offering; (ii) 30% will vest and be immediately exercisable on the second anniversary of the offering;
(iii) 40% will vest and become immediately exercisable on the third anniversary of the offering. The exercise price of the options are equal to the per share offering price ($9.25). The shareholder options arrangement which contains a cashless exercise provision also permits the Company, at its discretion, to net-share settle the arrangement by the delivery of unregistered shares. The fair value ($8,550,000) of these shareholder options, as determined under the Black-Scholes option valuation model, have been charged to accumulated deficit with a corresponding credit to paid-in capital.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

On August 27, 2003, the underwriters of the Company's initial public offering exercised their over allotment option and an additional 982,729 common shares were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were approximately $8,454,000.

Stock-Based Compensation
The Company accounts for activity under the employee stock plans using the intrinsic value method prescibed by Accounting Principals Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, the Company generally recognizes no compensation expense with respect to options granted to employees and directors as the option exercise price is generally equal to or greater than the fair value of the Company's common stock on the date of the grant.

The following table illustrates the effect on net loss and net loss per share if the Company had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123. For the purposes of this pro forma disclosure, the estimated fair value of the options fully recorded upon issuance as the options are immediately fully vested.


                                              Three months ended          Nine months ended
                                                September 30,                September 30,
                                      ----------------------------    ---------------------------
                                           2002            2003            2002            2003
                                      ------------    ------------    ------------    ------------
Net loss, as reported                 $   (652,999)   $ (4,365,689)   $ (3,147,721)   $(20,481,802)
Add: Stock-based compensation
included in reported net loss,
  net of related tax effects                    --              --              --              --
Less: Stock-based compensation
  expense determined under
  fair value method for all awards,
  net of related tax effects                    --        (129,600)             --        (129,600)
                                      ------------    ------------    ------------    ------------
Pro forma net loss                    $   (652,999)   $ (4,495,289)   $ (3,147,721)   $(20,611,402)
                                      ============    ============    ============    ============
Net loss per share, as
  reported-basic and diluted          $      (1.18)   $      (0.25)   $      (5.68)   $      (3.02)
                                      ============    ============    ============    ============
Pro forma net loss per
  share-basic and diluted             $      (1.18)   $      (0.26)   $      (5.68)   $      (3.04)
                                      ============    ============    ============    ============



SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by Company directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

Company stock options outstanding as of September 30, 2003 include options granted during the third quarter of 2003 to purchase 48,000 shares of common stock at a weighted average exercise price of $9.25 per share, with a weighted average contractual life remaining of 9.83 years. As of September 30, 2003 all of the options outstanding were exerciseable.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

SFAS No. 123 Assumptions and Fair Value

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumption:

         Risk-free interest rate............4.02%
         Volatility.........................29%
         Option Term (in years).............10
         Dividend yield.....................0%

The weighted average estimated fair value of stock options granted during the quarter ended September 30, 2003 was $4.50 per share.

The following table summarized the activity related to stockholders' (deficit) equity for the nine months ended September 30, 2003:


                                            Common Stock             Common                                          Total
                                     -------------------------       Stock         Paid-in       Accumulated     Stockholders'
                                        Shares        Amount       Subscribed      Capital         Deficit      (Deficit) Equity
                                    -------------  -------------  -------------  -------------   -------------   -------------
Balance, December 31, 2002                709,719  $         709  $          --  $   5,554,289   $ (17,117,879)  $ (11,562,881)
Net loss                                       --             --             --             --     (20,481,802)    (20,481,802)
Issuance of commons shares for
acquisition of IASI and affiliates        864,192            865             --     11,559,079              --      11,559,944
Predecessor basis in IASI                      --             --             --    (17,113,351)     (4,351,440)    (21,464,791)
Issuance of common shares
  for consolidation of Morlyn              17,000             17             --            (17)             --              --
Issuance of common shares
  for initial public
  offering of Company's
  common stock                         22,000,000         22,000             --    187,380,587              --     187,402,587
Issuance of common shares
  for exercise of
  underwriters' over
  allotment option                        982,729            983             --      8,452,943              --       8,453,926
Contingent shares for
  Criticom purchase                            --             --        315,342                             --         315,342
Imputed Interest
  expense associated with
  conversion feature of debt                   --             --             --        176,283              --         176,283
  Shareholder options                          --             --             --      8,550,000      (8,550,000)             --
                                    -------------  -------------  -------------  -------------   -------------   -------------
Balance, September 30, 2003            24,573,640  $      24,574  $     315,342  $ 204,559,813   $ (50,501,121)  $ 154,398,608
                                    =============  =============  =============  =============   =============   =============



7.       Income Taxes
As a result of the merger of KC Acquisition with IASG during January 2003, KC Acquisition, KC Funding Corp., Morlyn Financial Group and Criticom will no longer be considered flow through entities to their shareholders and members and, therefore, must record current and deferred income taxes from its earnings and losses, and recognize the tax consequences of "temporary differences" between financial statement and the tax basis of existing assets and liabilities. At the time of the change in tax status (S to C Corporation) of the enterprise, the Company recorded an additional deferred tax liability of approximately $3,505,000, which is being included in income tax expense in 2003.

8. Loss per Common Share The loss per common share is as follows:



                                               Three months                    Nine months
                                            ended September 30,            ended September 30,
                                        ---------------------------   ---------------------------
                                            2002           2003           2002           2003
                                        ------------   ------------   ------------   ------------
Numerator
   Net loss                             $   (652,999)  $ (4,365,689)  $ (3,147,721)  $(20,481,802)
Denominator
   Weighted average shares outstanding       553,808     17,269,123        553,808      6,774,349
Net loss per share                      $      (1.18)  $      (0.25)  $      (5.68)  $      (3.02)

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

There are outstanding promissory notes which are convertible into 792,793 shares of common stock at a price of $6.94 per share. Further, there are options outstanding to acquire 1,948,000 shares of the Company's common stock at a per share price of $9.25. The shares have not been included as common stock equivalents, as they would be anti-dilutive.

9. Litigation
In March 2003, Protection One Alarm Monitoring, Inc., ("Protection One") a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against the Company in the Superior Court of New Jersey, Camden County for unspecified damages in connection with the Company's purchase of certain alarm monitoring contracts from B&D Advertising Corporation ("B&D"). B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that the Company's subsequent purchase of contracts from B&D constitutes tortious interference, that the Company utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that the Company purchased from B&D. The Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. In August 2003, we filed a motion to dismiss the claim against us, which was opposed by the plaintiff on August 27, 2003. The Court's decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee and the Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

10. Related Party Transactions
The Company incurred approximately $329,859 and $462,381, respectively, in related party interest for the three months ended September 30, 2002 and September 30, 2003 of which approximately $132,577 in 2002 was to IASI.

The Company earned monitoring fees from trusts that are related parties of approximately $0 and $501,000 for the three months ended September 30, 2003 and 2002, respectively.

The Company will rent office space month to month from a related party through November 14, 2003. At such time, the Company will commence a lease for office space from an unrelated party.

Included in long-term debt (junior debt) are contract certificates held by related parties that totaled approximately $222,000 at September 30, 2003.

11. Swap Arrangement
At September 30, 2003, IASI has an interest rate SWAP arrangement (maturing March 15, 2004) to fix the interest rate at 8.3% on approximately $1,848,000 of floating rate senior debt. The interest rate SWAP does not qualify as a hedge and, accordingly, changes in fair value are recorded as interest expense in the statement of operations. The fair value of the SWAP at September 30, 2003 was a liability of approximately $7,960.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

12. Segment and Related Information
In connection with the acquisition of IASI, IASG acquired IASI's retail services business. As a result, IASG believes it has two reportable segments: (1) Alarm-Monitoring wholesale services and (2) Alarm-Monitoring retail services. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is affected by similar economic conditions. IASG has determined its reportable segments based on its method of internal reporting which is used by management for making operational decisions and assessing performance.

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

Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income
(loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three months and nine months ended September 30, 2003. Prior to January 31, 2003, the Company operated in only one segment, alarm-monitoring wholesale services. The acquisition of IASI and affiliates established the new segment, alarm-monitoring retail services for independent alarm-monitoring dealers. Intersegment revenues have been eliminated.

Summarized financial information for the three months and nine months ended ended September 30, 2003, concerning the Company's reportable segments is shown in the following table:


                                                            Alarm-Monitoring      Alarm-Monitoring    Consolidated
                                                            Wholesale Services     Retail Services       Total
                                                           ---------------------  -----------------  ---------------
                                                                   Three Months ended September 30, 2003
Total revenue                                                  $  6,052,401       $  3,679,942       $  9,732,343
Cost of revenue (including depreciation and amortization)         5,463,339            973,193          6,436,532
Income (loss) from operations                                        68,565            324,969            393,534
Interest income                                                      99,443            874,588            974,031
Interest expense                                                  1,011,138          3,240,809          4,251,947
Loss before  income taxes                                          (932,984)        (3,468,533)        (4,401,517)

                                                                    Nine Months ended September 30, 2003

Total revenue                                                  $ 18,501,591       $  9,747,077       $ 28,248,668
Cost of revenue (including depreciation and amortization)        15,809,873          4,800,644         20,610,517
Income (loss) from operations                                     1,065,052         (4,906,951)        (3,841,899)
Interest income                                                      99,443          1,379,509          1,478,952
Interest expense                                                  3,618,624          8,481,588         12,100,212
Loss before  income taxes                                        (3,060,763)       (14,089,694)       (17,150,457)

                                                                            As of September 30, 2003

Goodwill                                                       $  7,534,085       $ 51,891,674       $ 59,425,759



There was no material change in the total assets of the reportable segments during the three months ended September 30, 2003 with the exception of the net initial public offering proceeds of which approximately $99,700,000 remains in cash, cash equivalents and short-term investments held by the Retail Services segment.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES (Successor to KC Acquisition Corporation and Subsidiaries)

                   NOTES TO FINANCIAL STATEMENTS--(Continued)

13. Commitments
In April 2003, the Company entered into a three-year contract with a committed two-year term with AT&T, Inc. for communications services. As part of that contract, the Company is required to use $780,000 per year for the first two years of the contract.

In September 2003, the Company entered into a five year lease for office space for its headquarters in Albany, NY. The lease is for approximately 21,000 square feet. The lease period is November 15, 2003 through November 14, 2008. The lease has a five year renewal option. Annual rents will be $190,000 for years one and two and $225,000 for years three through five.

14. Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (FAS No. 150). The Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No. 150, to have a material effect on its financial statements.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance that determines conditions as to whether consolidation of a Variable Interest Entity is required. The requirements of FIN 46 are applicable to preexisting entities as of the beginning of the first interim period ending after December 15, 2003. Transition disclosure requirements of FIN 46 are required in all financial statements of interim or annual periods ending after February 1, 2003. The Company believes the adoption of this interpretation will not have a material impact on its financial position, results of operations or cash flows.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2003.

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto.

Critical accounting policies.
Our discussion and analysis of results of operations, financial condition and cash flows are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an on-going basis, including those related to revenue recognition and allowance for doubtful accounts, valuation to allocate the purchase price for a business combination, notes receivable reserve and fair value of customer contracts on foreclosed loans, intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition and allowance for doubtful accounts.
All revenue is recognized on an accrual basis. Accounts receivable consists primarily of amounts due from dealers and end-users located in the United States. Credit is extended based upon an evaluation of the dealers and end-users financial condition and credit history. Receivables that are deemed not collectible have been provided for in the allowance for doubtful accounts. If the dealers financial condition were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Valuation to allocate purchase price for a business combination.
The allocation of purchase price related to the acquisition of IASI and affiliates was finalized during the third quarter of 2003. The final valuation reduced the amount allocated to customer contracts and, therefore, reduced the amount expensed as contract amortization.

Notes receivable reserve and fair value of customer contracts on foreclosed loans.
We make loans to dealers, which are collateralized by the dealers' portfolio of end-user alarm monitoring contracts. Loans to dealers are carried at the lower of the principal amount outstanding or if non-performing, the net realizable value of the portfolio underlying the loan. Loans are generally considered non-performing if they are 120 days in arrears of contractual terms.

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

Intangible assets and goodwill.
Alarm monitoring services for dealers' end-users are outsourced to us. We acquire such dealer relationships from our internally generated sales efforts and from other monitoring companies. Acquired dealer relationships are recorded at cost which management believes approximates fair value. End-user alarm monitoring contracts are acquired from the dealers' pre-existing portfolios of contracts or assumed upon the foreclosure on dealers' loans.

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

Goodwill was being amortized on a straight-line basis over its estimated useful life of 15 years through December 31, 2001. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. An initial transition impairment test of goodwill was required as of January 1, 2002. We completed this initial transition impairment test during the third quarter of 2002, which did not result in any impairment charges. Our annual impairment test was performed in the third quarter of 2003 and did not result in any impairment charges.

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

Contingencies and litigation.
In March 2003, Protection One Alarm Monitoring, Inc., ("Protection One") a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against the Company in the Superior Court of New Jersey, Camden County for unspecified damages in connection with the Company's purchase of certain alarm monitoring contracts from B&D Advertising Corporation ("B&D"). B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that the Company's subsequent purchase of contracts from B&D constitutes tortious interference, that the Company utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that the Company purchased from B&D. The Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. In August 2003, we filed a motion to dismiss the claim against us, which was opposed by the plaintiff on August 27, 2003. The Court's decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee and the Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Results of operations
Three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Revenue.
Total revenue for the three months ended September 30, 2003 was approximately $9,732,000 compared to approximately $5,789,000 for the same period during the prior year, an increase of approximately $3,943,000, or 68.1%.

Wholesale monitoring revenues increased from approximately $4,970,000 in the third quarter of 2002 to approximately $5,930,000 for the same period in 2003, an increase of approximately $960,000, or 19.3%. The increase is due, in part, to an increase in accounts contributing incremental revenue of approximately $722,000. The balance of the increase in revenue, or approximately $238,000, is due to an increase in average revenue per account per month from $3.99 for the three months ended September 30, 2002 to $4.15 for the comparable period of 2003. The net increase in accounts can be attributed primarily to the acquisition of approximately 80,000 accounts as a result of the purchase of Criticom, offset, in part, by a net loss of approximately 18,000 dealer and end-user accounts through attrition. The majority of this attrition is believed to have been the result of our central station consolidation and monitoring system conversion program. The net loss of approximately 18,000 accounts represents approximately $77,000 of recurring monthly revenue, a loss that has been offset by monthly expense savings totaling approximately $200,000 in connection with our central station consolidation and monitoring system conversion programs. The total number of end-user accounts monitored at September 30, 2003, was approximately 475,000.

Revenues for our retail operations, which we acquired during January 2003, totaled approximately $3,680,000 for the three months ended September 30, 2003.

Other revenue, which includes billing and placement fees and service and subcontractor fees, totaled approximately $122,000,a decrease of approximately $697,000 compared with same period last year. The decrease is due primarily to the cessation of the recognition of related party placement fees as a result of the merger of IASI and affiliates.

Cost of Revenue.
Our cost of revenue for the three months ended September 30, 2003 was approximately $4,248,000 compared with approximately $3,445,000 for the same period last year, an increase of approximately $803,000. This increase in cost of revenue for the three months ended September 30, 2003 was primarily due to approximately $759,000 of costs associated with Criticom, which we acquired during September 2002, with the balance of approximately $44,000 being comprised of approximately $72,000 of additional costs associated with IASI, which was acquired in January 2003, offset, in part, by cost reductions of approximately $28,000 in our wholesale monitoring operations.

Direct margin, including Criticom's operations, increased from 40.5% during the three months ended September 30, 2002 to 56.4% for the same period during 2003. As a result of the acquisition of IASI and affiliates in January 2003, incremental revenues for the three months ended September 30, 2003 of approximately $3,301,000 were earned. This incremental revenue was due to customer contract revenue billed at approximately $29.95 versus monitoring revenue billed to IASI, prior to the merger, at approximately $3.00 per customer contract per month. Additionally, IASI's customer contract revenue has little cost of revenue and, therefore, most of IASI's expenses are categorized as operating expenses. As a result of the incremental margin associated with the IASI merger, the direct margin for the three month period ended September 30, 2003 improved by 22.4% as compared to the direct margin without the IASI incremental margin.

Operating Expenses.
Operating expenses increased from approximately $2,280,000 to approximately $5,091,000, an increase of approximately $2,811,000, or 123.3%. The increase was due to our acquisitions of IASI and Criticom, which added expenses totaling approximately $2,803,000 and approximately $463,000, respectively, offset, in part, by a reduction in the general and administrative expenses in the wholesale monitoring segment.

Selling and marketing expenses increased approximately $64,000 from approximately $165,000 to approximately $229,000 for the three month periods ended September 30, 2002 and 2003, respectively. The increase was due to additional expenses of approximately $149,000 resulting from the Criticom acquisition, offset, in part, by decreases in salaries, trade show and other expenses of approximately $27,000, $26,000 and $32,000, respectively.

Depreciation and amortization expenses increased from approximately $1,284,000 to approximately $2,189,000, an increase of approximately $905,000. This increase was primarily a result of the consolidation of IASI's amortization expenses totaling approximately $902,000. In the third quarter of 2003, the allocation of the purchase price related to the acquisition of IASI and affiliates was finalized. This final valuation reduced the amount allocated to customer contracts and, therefore, reduced the amount expensed as contract amortization for the three month period ending September 30, 2003 by approximately $1,308,000.

General and administrative expenses increased from approximately $831,000 to approximately $2,673,000, or approximately $1,842,000. The increase is due, in part, to additional expenses of approximately $1,901,000 and $165,000 associated with the acquisitions of IASI and Criticom, respectively, $180,000 of D & O insurance expense, offset, in part, by reductions in professional fees in the amount of approximately $86,000 and other expenses of approximately $318,000. IASI's general and administrative expenses for the three months ended September 30, 2003 included: payroll and employee benefits related expenses of approximately $590,000; bad debt expense of approximately $574,000; accounting and professional fees of approximately $241,000; service fees of approximately $178,000; bank charges and lock box fees of approximately $76,000; postage of approximately $52,000; travel and entertainment expense of approximately $47,000; and, other expenses of approximately $143,000. General and administrative expenses for the third quarter of 2003 included accounting fees related to our initial public offering activities of approximately $368,000.

Other Income/Loss.
Other income for the three months ended September 30, 2003 of approximately $468,000 compares to other income for the same period in year 2002 of approximately $113,000. For the most part, the period over period increase is due to a settlement related to the acquisition of RTC Alarm Monitoring Services
(RTC), of approximately $375,000 and dissolution of certain liabilities related to the RTC acquisition of approximately $142,000.

Amortization of Debt Issuance Costs.
The amortization of debt issuance costs increased approximately $1,655,000 from approximately $331,000 for the three months ended September 30, 2002 to approximately $1,986,000 for the same period in 2003. Approximately $1,437,000 of the increase is due to the acceleration of amortization related to retired debt. The total accelerated amortization for the third quarter of 2003 is approximately $1,556,000. The balance of the increase, or approximately $218,000, is due to the of expense associated with the acquisition of IASI of approximately $316,000, offset, in part, by a reduction in the expense in the wholesale monitoring segment of approximately $98,000.

Interest Expense, Net of Interest Income.
Interest expense, net of interest income, increased by approximately $2,195,000 from approximately $1,083,000 to approximately $3,278,000. In the wholesale monitoring business, interest expense, net of interest income, decreased from approximately $1,083,000 to approximately $547,000, or 49.5%, while IASI's interest expense, net of interest income, totaled approximately $2,731,000.

Taxes.
Income tax benefit totaled approximately $583,000 for the three months ended September 30, 2002 compared with a benefit of approximately $36,000 for the three months ended September 30, 2003. The income tax benefit recorded during the three months ended September 30, 2002 and 2003, did not reflect merger or acquisition related adjustments.

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Revenue.
Total revenue for the nine months ended September 30, 2003 was approximately $28,249,000 compared to approximately $16,778,000 for the same period during the prior year, an increase of approximately $11,471,000 or 68.4%.

Wholesale monitoring revenues increased from approximately $15,395,000 in the nine months ended September 30, 2002 to approximately $18,155,000 for the same period in 2003, an increase of approximately $2,760,000. The increase is due primarily to a net increase in accounts of approximately 62,000 since September 30, 2002 which contributed incremental revenue of approximately $2,646,000. The balance of the increase in revenue, or approximately $114,000, is due to an increase in average revenue per account per month from $4.17 for the nine months ended September 30, 2002 to $4.20 for the comparable period of 2003. The net increase in accounts can be attributed primarily to the acquisition of approximately 80,000 accounts as a result of the purchase of Criticom, offset, in part, by a net loss of approximately 18,000 dealer and end-user accounts through attrition. The majority of this attrition is believed to have been the result of our central station consolidation and monitoring system conversion program. The loss of revenue associated with this attrition has been offset by the realization of expense savings from central station consolidation and monitoring system conversion programs.

Revenues for our retail operations, which we acquired with our purchase of IASI during January 2003, totaled approximately $9,747,000 for the nine months ended September 30, 2003. IASI acquires alarm monitoring contracts from dealers and owned approximately 40,000 end-user agreements at September 30, 2003.

Other revenue, which includes billing and placement fees and service and subcontractor revenue, totaled approximately $347,000, a decrease of approximately $1,036,000 compared with the prior year. The decrease is due primarily to the cessation of the recognition of related party placement fees as a result of the merger of IASI and affiliates.

Cost of Revenue.
Our cost of revenue totaled approximately $12,001,000, an increase of approximately $827,000 from the same period of the prior year. For the most part, this increase is comprised of an increase of approximately $2,186,000 associated with the acquisition of Criticom, offset by expense reductions of approximately $1,359,000 resulting from increased synergy achieved through the consolidation and monitoring system conversion program. IASI's customer contract revenue has little cost of revenue and, therefore, most of IASI's expenses are categorized as operating expenses. As a result of the acquisition of IASI and affiliates in January 2003, incremental revenues for the nine months ended September 30, 2003 of approximately $8,723,000 were earned. This incremental revenue was due to customer contract revenue billed at approximately $29.95 versus monitoring revenue billed to IASI, prior to the merger, at approximately $3.00 per customer contract per month. This incremental revenue improved the direct margin for the the same nine month period by 19.0%.

Operating Expenses.
Operating expenses increased from approximately $5,981,000 to approximately $20,089,000, or approximately $14,108,000. The increase was due primarily to the incremental expenses associated with the acquisitions of Criticom, during September 2002, and IASI, during January 2003 in the amounts of approximately $1,298,000 and $12,844,000, respectively.

Selling and marketing expenses increased approximately $182,000, from approximately $503,000 to approximately $685,000, or 36.2%. For the nine months ended September 30, 2003, Criticom added approximately $216,000 to our selling and marketing expenses which accounted for the year over year increase. This incremental amount was comprised of salary expense of approximately $189,000, travel and lodging of approximately $12,000 and other expenses totaling approximately $15,000.

Depreciation and amortization expenses increased from approximately $3,952,000 to approximately $8,609,000, an increase of approximately $4,657,000. This increase was primarily a result of the consolidation of IASI's amortization expenses totaling approximately $4,644,000.

General and administrative expenses increased from approximately $1,526,000 to approximately $10,795,000, or approximately $9,269,000 for the nine months ended September 30, 2003. The largest component of this increase relates to the consolidation of IASI's general and administrative expenses totaling approximately $8,200,000. IASI's general and administrative expenses included, in part: assumption of debt from CCCC in the amount of $1,825,000; a cash payment to CCCC of $1,700,000; payroll and employee benefits related expenses totaling approximately $1,367,000; bad debt expense totaling approximately $1,024,000; accounting fees of approximately $967,000, the vast majority of which are related to initial public offering activity; bank, lock box and line of credit commitment fees of approximately $336,000; professional and billing services fees totaling approximately $294,000; service expenses of approximately $214,000; and, postage expense of approximately $168,000. The balance of the increase in the Company's general and administrative expenses for the nine months ended September 30, 2003 can be attributed to an increase in general and administrative expenses for the wholesale monitoring operations which was comprised, in part, of approxmiately $434,000 of additional expenses resulting from the acquisition of Criticom, professional fees of approximately $244,000, $180,000 of D & O insurance expense and salary and payroll taxes of approximately $66,000.

Other Income/Loss.
Other income for the nine months ended September 30, 2003 was approximately $205,000, due primarily to the RTC settlement of approximately $375,000. For the comparable period of 2002 other income was approximately $1,035,000, which, for the most part, arose from the forgiveness of debt in connection with a litigation settlement for an uncompleted merger of approximately $922,000.

Amortization of Debt Issuance Costs.
The amortization of debt issuance costs increased approximately $2,132,000 from approximately $761,000 to approximately $2,893,000. Approximately $1,437,000 of the increase is due to the acceleration of amortization related to debt retired during the third quarter of 2003. The total accelerated amortization for the third quarter of 2003 is approximately $1,556,000. The balance of the increase, or approximately $695,000, is due to the approximately $969,000 of expense associated with the acquisition of IASI, offset, in part, by a reduction in the expense in the wholesale monitoring segment of approximately $274,000.

Interest Expense, Net of Interest Income.
Interest expense, net of interest income, increased by approximately $7,025,000 from approximately $3,596,000 to approximately $10,621,000. In the wholesale monitoring businesses, interest expense, net of interest income, decreased from approximately $3,596,000 to approximately $3,154,000, or 12.3%. IASI's interest expense, net of interest income, totaled approximately $7,467,000.

Taxes.
Income tax expense of approximately $3,331,000 was recorded in the current period as compared to an income tax benefit of approximately $551,000 during the same period last year. As a result of the merger of KC Acquisition with IASG during January 2003, KC Acquisition, KCF, Morlyn and Criticom will no longer be considered flow through entities to their shareholders and members and, therefore, must record current and deferred income taxes from it's earnings and losses, and recognize the tax consequences of "temporary differences" between financial statement and the tax basis of existing assets and liabilities. At the time of the change in tax status of the enterprise, the Company recorded an additional deferred tax liability of approximately $3,505,000, which is being included in income tax expense in 2003. In the wholesale monitoring businesses, the prior period tax benefit reflected the change in the deferred tax liability net of S corporate taxes.

Results of Operations by Segment
The comparable financial results for the Company's two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the nine month period ended September 30, 2003 as compared to the same period during 2002 as well as the three months ended September 30, 2003 compared with the three months ended September 30, 2002 are discussed below. The Company purchased its Retail Services segment during January 2003 and as a result, data is not available for the comparable periods during 2002.

Alarm Monitoring, Wholesale Segment. Three month ended September 30, 2003. Alarm Monitoring, Wholesale segment total revenue increased approximately $263,000, or 4.5%, to approximately $6,052,000 for the three months ended September 30, 2003 from approximately $5,789,000 for the same period in 2002. The increase in revenue was due primarily to the acquisition of Criticom, offset, in part, by a reduction in other revenues resulting from the cessation of the recognition of related party placement fees as a result of the merger of IASI and affiliates.

Direct margin as a percent of total revenue was 31.0% for the three months ended September 30, 2003 compared with 40.5% for the three months ended September 30, 2002. Income from operations totaled approximately $69,000 for the three months ended September 30, 2003 compared with a income of approximately $64,000 for the same period last year.

The segment's loss before income taxes decreased from approximately $1,236,000 for the three months ended September 30, 2002 to approximately $933,000 for the comparable three months period in 2003.

Alarm Monitoring, Wholesale Segment. Nine months ended September 30, 2003. Alarm Monitoring, Wholesale segment revenue for the nine months ended September 30, 2003 totaled approximately $18,502,000 compared to $16,778,000 for the comparable period during 2002, an increase of $1,724,000, or 10.3%.

Direct margin increased from 33.4% for the nine months ended September 30, 2002 to 36.0% for the nine months ended September 30, 2003. Operating results improved from a loss from operations of approximately $377,000 for the 2002 period to income from operations of approximately $1,065,000 for the same period in 2003.

Alarm Monitoring, Retail Segment Three months ended September 30, 2003.
Alarm Monitoring, Retail segment revenue totaled approximately $3,680,000 for the three months ended September 30, 2003.

The segment's income from operations totaled approximately $325,000, while the loss before income taxes totaled approximately $3,469,000.

Alarm Monitoring, Retail Segment Nine months ended September 30, 2003
Alarm Monitoring Retail segment revenue totaled approximately $9,747,000 for the nine months ended September 30, 2003. The segment's loss from operations totaled approximately $4,907,000, while the loss before income taxes totaled approximately $14,090,000.

Liquidity and Capital Resources.
The balance sheet at September 30, 2003 reflects working capital of approximately $87.9 million. As of September 30, 2003, notes receivable and customer contracts totaled approximately $36.8 million, the majority of which was acquired as part of the IASI acquisition in January 2003. Total debt had increased to approximately $67.3 million as of September 30, 2003. Approximately $61.8 million of that debt was acquired as a result of the IASI acquisition. These debt balances are after initial public offering proceeds of $91.9 million were used to pay-off existing debt in the third quarter of 2003.

On July 29, 2003, the Company successfully completed its initial public offering. A total of 22,000,000 shares of common stock were issued at a per share price of $9.25. The net proceeds to the Company after underwriting commissions (7%) and other direct initial public offering costs were approximately $187,403,000. The common stock trades on the NASDAQ National Market under the symbol "IASG".

On August 27, 2003, the underwriters exercised a portion of their overallotment option and an additional 982,729 shares of common stock were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were approximately $8,454,000.

During 2003, we were in default of our monthly and quarterly financial and non-financial debt covenants under our various debt agreements with LaSalle Bank N.A., Key Bank National Association (Key Bank) and SLP Capital. The Key Bank and SLP Capital debts were paid-off with proceeds from the initial public offering during August 2003.

On May 9, 2003 we received a permanent bank waiver from LaSalle through April 1, 2003 for certain past covenant violations. With respect to an attrition covenant, the Company has provided LaSalle with a security interest in approximately $136,000 of additional alarm contract recurring monthly revenue. After giving effect to the waivers decribed above, we are not currently in default of our covenants.

In June 2003, the Company secured a $20 million account acquisition facility with LaSalle Bank N.A., which was contingent upon the completion of an initial public offering with minimum net proceeds of $115 million. The facility is available to IASG for acquisitions of security alarm companies and pools of security alarm contracts. The facility has not been closed in spite of the completion of the initial public offering due to the Company's revised plan to secure a larger syndicated facility, with LaSalle Bank N.A. as lead lender, at more favorable terms.

The following is our debt payments due by period (in millions) as of September 30, 2003:

                                                                     2007 &
             Total        2003       2004        2005       2006    Thereafter
            -------------------------------------------------------------------
Debt        $ 67.3       $ 1.0     $ 18.7       $ 9.1      $ 3.8     $ 34.7
            ===================================================================


Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $ 2.5 million and our strategy to purchase monitoring contracts, which we anticipate to be approximately $149.4 million. This strategy is dependent on obtaining additional financing.

In September 2003, the Company entered into a five year lease for office space for its headquarters in Albany, NY. The lease is for approximately 21,000 square feet. The lease period is November 15, 2003 through November 14, 2008. The lease has a five year renewal option. Annual rents will be $190,000 for years one and two and $225,000 for years three through five.

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

In April 2003, the FASB issued financial Accounting Standard No. 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities, (FAS No.
149). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities entered into after September 30, 2003. The Company does not expect the adoption of FAS No. 149, to have a material effect on its financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance that determines conditions as to whether consolidation of a Variable Interest Entity is required. The requirements of FIN 46 are applicable to preexisting entities as of the beginning of the first interim period ending after December 15, 2003. Transition disclosure requirements of FIN 46 are required in all financial statements of interim or annual periods ending after February 1, 2003. The Company believes the adoption of this interpretation will not have a material impact on its financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is effected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments included United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency. At September 30, 2003, we had approximately $1.8 million of variable rate debt all of which has been fixed with an interest rate swap arrangement.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO, COO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO, COO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the CEO, COO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. In August 2003, we filed a motion to dismiss the claim against us, which was opposed by the plaintiff on August 27, 2003. The Court's decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc., was never our employee and we plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

Other than the items previously disclosed, we are not a party in any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Registration Statement (333-101159) with the Securities and Exchange Commission on June 27, 2003 to register 25,300,000 shares of common stock for sale at an aggregate offering price of approximately $278,300,000. The offering commenced on July 23, 2003 and terminated on August 22, 2003. Upon completion, the managing underwriter, Friedman, Billings, Ramsey & Co., Inc., successfully sold 22,982,729 shares at $9.25 per share for an aggregate offering price of approximately $ 212,590,243. Concurrently with the offering, 792,793 shares of common stock were registered on behalf of certain holders of convertible promissory notes. All of the shares of common stock were sold by us and none of the selling security holders' shares were underwritten in the offering.



Initial Public Offering Proceeds

    Common Stock Issued                                       $212,590,243
                                                              ------------
    Underwriter Commissions (7%)                                14,881,317
    Expenses paid to Underwriter                                   573,230
    Other Expenses                                               1,279,184
                                                              ------------
       Total Expenses                                           16,733,731
                                                              ------------

Net Offering Proceeds                                         $195,856,512
                                                              ============

Use of Proceeds (through September 30, 2003)

    Repayment of debt                                         $ 91,910,820
    Acquisition of Contracts                                     1,419,843
    Working Capital                                              2,920,856
                                                              ------------
       Total Uses                                             $ 96,251,519
                                                              ============

 Temporary Investments

    Certificate of Deposit (matures 10/27/03)                 $ 25,000,000
    U.S. Government Agency Notes                                66,828,806
    Cash and Cash Equivalents                                    7,871,187
                                                              ------------
       Total Temporary Investments                            $ 99,699,993
                                                              ============

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

November 13, 2003                INTEGRATED ALARM SERVICES GROUP, INC.


                                      By: /s/  Timothy M. McGinn
                                          -------------------------------
                                      Name: Timothy M. McGinn
                                      Title: Chief Executive Officer


                                      By: /s/  Michael T. Moscinski
                                          -------------------------------
                                      Name: Michael T. Moscinski
                                      Title:  Chief Financial Officer