Form 10-K
period 2003-12-31
INTEGRATED ALARM SERVICES GROUP INC
filed 2004-03-30
CIK 1200022

--------------------------------------------------------------------------------

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   FOR THE FISCAL YEAR ENDED December 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             FOR THE TRANSITION PERIOD FROM              TO

                          Commission File No. 000-50343

                      INTEGRATED ALARM SERVICES GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                 42-1578199
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

99 Pine Street, 3rd Floor, Albany, New York                  12207
(Address of principal executive offices)                   (zip code)

       (518) 426-1515 (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003 was $0.

The number of shares outstanding of the registrant's common stock as of February 28, 2004 was 24,641,822 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants proxy statement on Schedule 14A to be furnished to stockholders in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K. Such proxy statement is expected to be filed with the Commission by April 29, 2004.

--------------------------------------------------------------------------------

                      Integrated Alarm Services Group, Inc.

                                    FORM 10-K

                   For The Fiscal Year Ended December 31, 2003

                                      INDEX

--------------------------------------------------------------------------------
                                                                          Page
                                                                          ----
Part I
Item 1    Business                                                           2
Item 2    Properties                                                        13
Item 3    Legal Proceedings                                                 13
Item 4    Submission of Matters to a Vote of Security Holders               14

Part II
Item 5    Market for Registrant's Common Stock and Related
          Stockholder Matters                                               14
Item 6    Selected Financial Data                                           15
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               16
Item 7A   Quantitative and Qualitative Disclosures about
          Market Risk                                                       28
Item 8    Financial Statements and Supplementary Data                       28
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               28
Item 9A   Controls and Procedures                                           28

Part III
Item 10   Directors and Executive Officers of the Registrant                29
Item 11   Executive Compensation                                            30
Item 12   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                        30
Item 13   Certain Relationships and Related Transactions                    30
Item 14   Principal Accountant Fees and Services                            30

Part IV
Item 15   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                          31

Signatures

                                     PART I

Item 1.   Business
We provide an integrated solution to independent security alarm dealers, which we refer to as "Dealers", to assist them in competing in the residential and commercial security alarm market. Our services include wholesale alarm monitoring and financing solutions, including purchasing Dealers' alarm monitoring contracts for our own portfolio and providing loans to Dealers collateralized by alarm monitoring contracts. We also provide support for our Dealers including billing, collection, marketing and access to equipment discount programs. We believe our package of services allows Dealers to compete against self-monitoring national providers in the security alarm market by giving them access to technical sophistication, financing, back office and other services that they would not otherwise have, while allowing them to remain the local and visible contact with their customer, the end-user of the alarm.

We believe we are the largest wholesale alarm monitoring company in the United States, monitoring approximately 410,000 alarm systems on behalf of approximately 5,000 Dealers. Our alarm monitoring service is provided through three state-of-the-art, redundant alarm monitoring centers located in New Jersey, Minnesota and California. We are also a significant provider of capital to Dealers. Since 1993, we have provided financing to Dealers in the form of loans or alarm monitoring contract purchases of approximately $424 million in the aggregate. We currently hold and monitor approximately 119,000 alarm monitoring contract equivalents in our own portfolio. In addition, we hold approximately 4,000 contracts as collateral against loans we have made to Dealers.

                                  Our Industry

Overview
The security alarm industry is characterized by a large number of privately owned companies involved in security alarm sales, leasing, installation, repair and monitoring. In 2001, approximately 10,000 such Dealers were active in the United States. Based on information from Security Distributing and Marketing magazine ("SDM"), approximately 75% of this market is served by smaller companies not included in the 100 largest companies. The top 100 companies include large self-monitoring national providers such as ADT, a subsidiary of Tyco International, Inc., and Brinks Home Security, Inc., a subsidiary of The Brink's Company.

Our target market is the portion of the market served by the roughly 10,000 Dealers outside of the top 100, or approximately 75% of the overall alarm monitoring market.

The growth in the security alarm industry has been fueled by several factors. We believe the aging of the population and the increase in two-career families have both contributed to an increased focus on the security of the home. Many insurance companies offer discounts to home and business owners who install electronic security alarm systems. In fact, many commercial enterprises are required by insurance underwriters to have monitored alarm systems. According to a study conducted by two professors of economics at Temple University, homes without security systems are between 2.2 and 3.1 times (depending on home value) as likely to be broken into than homes with security systems. In addition, they reported losses due to burglary average $400 less in residences with security systems than in those without security systems. These factors and others, including a heightened awareness of overall security needs, have resulted in an increasing number of homes in North America with monitored security systems. According to The Freedonia Group, Inc., the current penetration of alarm systems in existing homes in North America is 18% and is expected to exceed 20% by 2006. Additionally, we believe that many new homes have pre-installed security alarm systems. We also anticipate that historic growth rates in this industry will be surpassed as technology continues to lower the cost of remote monitoring and increases the potential applications of monitoring call centers. Such new applications include personal monitoring for the elderly or health impaired and using global positioning systems ("GPS") to monitor the location of equipment and other assets. In connection with this asset tracking initiative, many commercial users of GPS are adding a safety and security element for their human resources.

The performance of the security alarm industry has been impacted by the significant amount of consolidation that occurred in the mid-to-late nineties. Self-monitoring national providers such as ADT (acquired by Tyco in 1997) and Protection One, private regional providers, as well as new entrants into the market such as Ameritech (a telephone company that has since exited the business) acquired a large number of independent Dealers (with and without monitoring call centers) and wholesale monitoring stations. During this period of consolidation, purchase multiples of recurring monthly revenue ranged from approximately 35 to 68 times. This growth was largely financed with debt. Most of these acquirers experienced service disruptions in connection with the integration of these newly-acquired customer accounts, which increased customer attrition. Further, many acquirers were facing and continue to face financial pressures to service the debt used to effect these acquisitions. Consequently, although the industry is still fragmented, acquisition activity and purchase multiples of recurring monthly revenue have declined. We believe that the combination of these higher service-related attrition levels and debt service requirements, as well as the credit environment generally, presents us with a unique opportunity to grow our business. We believe that we will be able to complete acquisitions at purchase multiples of recurring monthly revenue substantially lower than those which existed industry-wide in the mid- to-late nineties. Further, we expect that such acquisitions will be completed without compromising our account underwriting and due diligence criteria.

Dealer Operations
The primary sources of revenue for Dealers are the sale and installation of security alarm systems and the monthly subscription of the monitoring service. Typically, upon installation, the end-user enters into an annual alarm monitoring contract. Under an alarm monitoring contract, the Dealer agrees to monitor, or contract with another company to monitor, the security alarm from a remote location and to take certain pre-determined actions, such as calling the police, an ambulance service, or fire department, when a security system is triggered and an alarm signal is received. After its initial term, most alarm monitoring contracts are subject to automatic renewal on an annual basis unless the Dealer or end-user notifies the other party within a defined time period that the alarm monitoring contract will not be renewed. The average life of alarm monitoring contracts typically ranges from 8 to 12 years.

Most Dealers do not have the capability to monitor alarms internally, and outsource the monitoring and/or administrative aspects of the business to an outside wholesale alarm monitoring company. We believe that Dealers look for a partner, such as us, who offers a wide array of services, including state-of-the-art monitoring service, billing and collection capabilities, and marketing support, all at a reasonable cost.

Financing support is often just as important as monitoring support since many Dealers are constrained by the working capital requirements required to build their business. In many cases, the cost of the installed equipment to the end-user is at or below the Dealer's cost. In these cases, much of the Dealer's capital and financial return comes from future monthly payments under the alarm monitoring contracts. As a result, Dealers often need or desire to monetize these alarm monitoring contracts and will, consequently, sell or borrow against their alarm monitoring contracts.

Although there is a well-developed market for the purchase and sale of alarm monitoring contracts and several specialty finance companies have been willing to lend against alarm monitoring contracts held by Dealers, many Dealers have not had access to traditional credit lending markets. Several characteristics of the industry, including the lack of standardization among individual alarm monitoring contracts and the under-capitalization of most Dealers, make it difficult for traditional lenders to comfortably lend against the value of individual alarm monitoring contracts. Further, the ability to provide or control monitoring service is critical to maximizing the value of the alarm monitoring contract since service issues are the primary reasons why end-users do not renew alarm monitoring contracts. Traditional lenders and many specialty lenders do not have this capability.

When acquiring alarm monitoring contracts from Dealers, purchasers typically pay a multiple of the "recurring monthly revenue". According to Barnes and Associates, a financial services provider to the security alarm industry, the average recurring monthly revenue purchase multiple for portfolios with less than $50,000 in recurring monthly revenue was 32.7 times in 2001, 31.1 times in 2002 and 30.9 times in 2003. For example, assuming a monthly security alarm monitoring cost to the end-user of $30.00, the acquisition price of the alarm monitoring contract would be approximately $950.00.

Our Services
Our two primary business activities are acquiring and managing portfolios of alarm monitoring contracts and monitoring security alarms. We also offer administrative services, such as billing and collection, to our Dealers as well as new and emerging products and services. Our acquisition and financing solutions provide capital to Dealers, allowing them to compete with larger competitors on the initial price of equipment and installation to the end- user. We also provide Dealers with access to technical sophistication and back office services that they may not otherwise have (or be able to profitably operate), while allowing them to maintain visible contact with their local customers, the end-users of the alarm. Our alarm monitoring contract acquisition and financing solutions and monitoring services complement one another and drive growth in other areas of our business.

We generally require Dealers to whom we provide alarm monitoring contract financing to use our monitoring services for all of the alarm monitoring contracts they continue to own. We typically also require these Dealers to use our billing and collection services, enabling us to gain an additional level of control over the reliability of the alarm monitoring contracts' cash flows. This places us in a unique position to minimize alarm monitoring contract attrition because we can control the quality of the monitoring, billing and collection and, to a significant extent, Dealer interaction with the end-user.

Alarm Monitoring Contract Acquisition and Financing Services
Generally, Dealers have had limited access to traditional credit providers. Several characteristics of the industry, including the lack of standardization among many individual alarm monitoring contracts, the under capitalization of Dealers, and their inability to provide monitoring services directly, has historically made lenders hesitant to provide financing to Dealers. When providing financing to Dealers, we obtain a security interest in the underlying alarm monitoring contracts. The payment terms are generally between 36 and 72 months, at interest rates based on prevailing overall interest rates and market conditions.

We believe that we are uniquely positioned to maximize the value of alarm monitoring contracts through the depth of our knowledge of the security alarm industry and the integrated nature of the services we provide. We have the ability to exercise greater control over alarm monitoring contract attrition than most capital providers because we have direct influence over the quality of the monitoring, interaction with the end-user and billing and collection. Consequently, we are able to deploy more capital and achieve higher returns.

With respect to purchased alarm monitoring contracts, we typically acquire them from the Dealers that originally sold and installed the security alarm systems giving rise to the alarm monitoring contracts. We structure the payment terms and pricing of both our alarm monitoring contract purchases and loans to provide us with a competitive internal rate of return. In a typical transaction, the Dealer will sell its alarm monitoring contracts for a purchase price that is a multiple of the recurring monthly revenue. The multiple paid in any actual transaction is impacted by several factors including average recurring monthly revenue, the amount of the homeowner's investment in the alarm system, geographic diversity of the accounts and our own due diligence of the Dealer.

Generally, Dealers that sell or borrow against their alarm monitoring contracts do so on either a flow basis (as such alarm monitoring contracts are generated) or a bulk basis (where the Dealer has accumulated a portfolio of alarm monitoring contracts, and desires to sell or finance, all, or a portion, of those alarm monitoring contracts at the same time). We purchase alarm monitoring contracts on both a flow and a bulk basis. Typically, the price paid for a flow alarm monitoring contract is less than that paid in a bulk purchase because very often the bulk purchases are comprised of seasoned, performing alarm monitoring contracts. In either instance, we typically require Dealers to replace any cancelled alarm monitoring contracts and lost revenues for the first year after we purchase an alarm monitoring contract. Such replacement must be in cash or acceptable alarm monitoring contracts. We also hold back a portion of the purchase proceeds to secure this Dealer obligation.

Since alarm monitoring contract quality is a key driver of our profitability, underwriting discipline is critical. We maintain a very strict underwriting discipline. For example, we do not typically purchase alarm monitoring contracts that were generated by Dealers offering "zero-down" on equipment purchases and installation, unless the contracts have been outstanding for a minimum of 12 months and exhibit acceptable payment patterns as well as acceptable responses to quality control calls, since the lack of such costs does not create an investment stake in the service by the end-user. Further, end-users attracted to "zero-down" promotions are often of lower credit standing and therefore, may be more likely to default.

Credit quality of the end-user is also a key consideration when purchasing alarm monitoring contracts on a flow basis. We require credit rating scores on all alarm monitoring contracts that we acquire on a flow basis. We typically reject those alarm monitoring contracts with Beacon Scores (a credit rating employing a methodology developed by Fair, Isaac and Co., primarily used by Equifax in the US and Canada) of less than 625 and typically accept alarm monitoring contracts with a Beacon Score of 640 or more (provided they satisfy all of our other due diligence criteria). Alarm monitoring contracts with a Beacon Score between 625 and 640 are further scrutinized through an additional review of the end-user's credit status. We do not conduct a credit review of the end-user for bulk purchases because of the seasoned performance characteristics of such alarm monitoring contracts.

Our due diligence process begins with an examination of the Dealer in much the same way as a bank reviews a mortgage applicant. We perform judgment and lien searches, review tax filings (corporate and personal), and obtain credit scores, certificates of good standing and proof of licensure from the state(s) in which the Dealer does business. In addition, we pre-approve each Dealer's standard end-user alarm monitoring contract and with respect to flow purchases obtain a credit rating for each end-user. We also require that the selling Dealers carry errors and omissions insurance with at least $1 million of coverage and provide us with a personal guarantee of the dealer recourse obligation. When we purchase on a flow basis, we also generally contact the end-user to ensure that they understand the alarm monitoring contract and know how to use the alarm system. When purchasing alarm monitoring contracts on a bulk basis, we contact a significant random sample. In all cases, we verify that the alarm system generates a live signal to our monitoring call centers.

We include certain additional safeguards in our purchase and loan agreements. We generally bill end-users directly and require that the receipts be deposited into a segregated lock-box account for our benefit. A lock-box account is established through a remittance processing agreement between a third party service provider and us pursuant to which payments made under the end-user alarm monitoring contracts are forwarded to the third party and placed in a segregated account. The contents of the lock-box are remitted daily to an accumulation account from which disbursements are made first to our lenders, as required, and to us. The Dealers have no right in, or any right to withdraw any amounts held in the accumulation account. For loans, we also take physical possession of the original alarm monitoring contracts and file financing statements to perfect our security interest.

While some of our monitoring competitors also claim to offer alarm monitoring contract acquisition and financing alternatives to Dealers, many act merely as an intermediary. In contrast, we operate as a principal and either lend directly to the Dealers or acquire alarm monitoring contracts for our own portfolio. We are not aware of any other monitoring competitor in the industry that acts as a principal for loans to Dealers.

A key element of our alarm monitoring contract acquisition and financing business is that we are uniquely able to mitigate attrition of the alarm monitoring contracts we acquire. In addition to the alarm monitoring contract acquisition and finance process described above, we generally require that Dealers use us to monitor all of their alarm monitoring contracts, not just those that have been acquired or financed. This monitoring requirement enables us to ensure the quality of the monitoring services. Monitoring problems are a primary cause of alarm monitoring contract cancellation and we believe that we are the only participant in the industry that has the ability to control every aspect of its acquired alarm monitoring contracts.

Monitoring Services
We provide monitoring to Dealers on alarm monitoring contracts that they have entered into with an end-user. Dealers typically pay us a fixed monthly monitoring fee for each account that we monitor on their behalf. The cost of the monthly monitoring fee is either based on a published list price or is negotiated between us and the Dealer. The charges are billed to the Dealer on a monthly, quarterly, semi-annual or annual basis in accordance with the contract agreement. The collection of payments by the Dealer from their end users have no effect on the prices charged or collected by us from the Dealer. We currently monitor approximately 547,000 end-user accounts. Generally, when an alarm is activated, a signal is sent from the alarm system through a phone line, radio transmitter, or wireless service to a receiver located at one of our three monitoring facilities. This signal is immediately routed through our automated system and an operator personally handles each call. When the operator receives the alarm condition, his or her computer will simultaneously display a series of instructions on how to handle the alarm. These instructions are prepared by the Dealer and the end-user in advance and are customized to the particular logistics of the geographic area as well as the individual needs of the end-user.

In many instances, the operator will call a phone number specified by the end-user and ask for a code word. If the operator is unable to contact the end-user or an incorrect code word is given, the operator will dispatch the appropriate authority to the scene of the alarm. In the instance of a fire alarm, the operator is typically instructed to dispatch emergency vehicles without making an attempt to contact the end-user. In any event, after dispatching the appropriate authority, the operator will then call any other individuals specified in the end-user's instructions and will provide notice to the Dealer servicing the end-user of the event. The Dealer can then provide follow-up support with the local end-user.

In a typical week, our operators respond to approximately 84,000 alarm activations. We have consistently met a response time, measured by us as the time between when an alarm signal arrives in our monitoring call centers and our first response to that alarm, of 30 seconds, which we believe is among the best response times in the industry.

We own and operate three redundant monitoring call centers, which operate with state-of-the-art equipment and a highly trained staff. Our monitoring call centers are located in Manasquan, New Jersey, Minneapolis, Minnesota and Santa Fe Springs, California, and are linked via advanced software that creates a real-time queuing process. Having three facilities located strategically throughout the United States allows us to efficiently allocate alarm responses based on time-of-day or specific event drivers that may cause one area of the country to have a higher volume of alarms than others. As a result, alarm signals, which would otherwise wait for available operators during peak periods, are routed to our other monitoring call centers where they are more quickly processed. For instance, a large number of alarms at our New Jersey facility resulting from bad weather in the Northeast would result in the transfer of a portion of these calls to our California facility.

All of our monitoring call centers are Underwriters Laboratories ("UL") listed. To obtain and maintain a UL listing, a monitoring call center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supply, have secure and redundant telephone lines and redundant computer systems that meet UL criteria. Access to the facility must also be strictly controlled.

Alarm monitoring offerings vary widely with the specific needs of the end-user and encompass many types of monitored alarms including burglary, hold-up, panic, fire, two-way voice communication, industrial process control, medical emergency and environmental alert. We monitor all of these types of alarms from our existing monitoring call centers. Our monitoring call centers are also capable of supporting a full range of add-on services such as remote video monitoring, network intrusion detection, cellular transmission, private radio access, personal emergency response systems and GPS monitoring and emergency dispatch services using GPS technology.

Historically, our monitoring services business has grown by adding new Dealer relationships generated by both direct marketing and sales activities and by cross-selling to those Dealers to whom we have provided financing. Additionally, over the last three years we have acquired four wholesale alarm monitoring companies and we expect to acquire additional monitoring call centers in the future, subject to the availability of suitable acquisition opportunities.

We continually monitor the efficiency of each of our monitoring call centers. We recently consolidated seven monitoring call centers into the three call centers that we operate today, taking advantage of new technologies that enable us to monitor large geographic areas very effectively from a single location. This consolidation has allowed us to increase efficiency and productivity, and decrease duplicative expenses. However, we intend to always maintain at least one fully redundant facility.

                                 Other Services

Billing and Collection
We create paper invoices and mail them to end-users serviced by our Dealers. Additionally we may provide collection services for accounts receivable. We generally charge on a per account basis. In instances where we provide the billing and collection function in addition to alarm monitoring contract acquisition and financing, we gain an additional level of assurance that timely payments will be made on the alarm monitoring contracts that we have purchased or lent against. It also enables us to minimize billing errors, which are also a cause of alarm monitoring contract attrition. By offering billing and collection services to our Dealers, we enable Dealers to focus their efforts on sales and installation, rather than administration of alarm monitoring contracts.

Guardian Name Brand Program
We offer a name brand program under the Guardian name that is designed to assist our Dealers in the selling of more security systems by utilizing the brand awareness of the Guardian name and the many marketing and sales tools that we provide. The Guardian program is operated and administered by us on an exclusive basis and each system that is sold and installed under the Guardian brand is required to be monitored by us. Under the program, a Dealer is provided with all the marketing material, monitoring agreements and equipment necessary for the installation of the systems as well as other sales and administrative materials under the Guardian name. In addition, we act as the exclusive financing company for the program should the Dealer wish to borrow against or sell alarm monitoring contracts that are generated from sales under the Guardian brand.

Equipment Discount Program
We provide our Dealers with access to discounts on equipment. For example, we have entered into a relationship with Alarm Device Manufacturing Company (ADEMCO), which is the largest security alarm equipment manufacturer and provider in the world. Our understanding with ADEMCO is that any Dealer who uses our monitoring services will automatically receive preferential pricing for all equipment purchased from ADEMCO. This program can represent significant savings to our Dealers. To be eligible for this program, we require that the Dealer (i) be an existing customer of ours, (ii) connect all of their new end-users to our monitoring call center, and (iii) maintain a current standing with regard to their monitoring charges.

We are currently in discussions with other major manufacturers of alarm equipment to institute a similar type of discount program for their equipment. This will give our Dealers a choice of using different types and brands of equipment while enjoying similar reduced pricing plans.

Sales and Marketing
Our sales and marketing activities are conducted through a network of 75 in-house professionals.

Sales activities are structured by product area (monitoring services, financial products and new product applications) and geography. Although sales personnel are focused on one product area, each professional is trained to sell all products and services. There are six professionals in our wholesale sales force. Our retail segment has 69 employees involved in sales activities related to servicing commercial and residential customers. We also maintain two telemarketing departments (one for monitoring and financial services and related products and one for new product offerings) that support the sales force.

Our marketing department is comprised of four professionals. This team is responsible for the production and distribution of print advertising materials and direct mail marketing pieces. The team also issues corporate communications to employees, customers, strategic partners and other interested parties through regular press releases and announcements of new products and services. The group is also responsible for business development activities including the identification and procurement of new products and services that Dealers can sell to their customers.

We believe that this multi-faceted approach to sales and marketing activities is an important ingredient to the successful ongoing growth in all our business areas.

Growth Initiatives
Our growth initiatives are focused on four elements: prudently increasing the number of alarm monitoring contracts that we either purchase from Dealers or finance; increasing the number of Dealers (and therefore the number of end-users) to whom we provide wholesale alarm monitoring services; cross-selling our various services to Dealers and their end-users and leveraging our alarm monitoring infrastructure across new safety and security applications.

Acquisition of Additional Alarm Monitoring Contracts
We intend to expand our acquisition and financing of alarm monitoring contracts through purchasing alarm monitoring contracts on both a flow business and bulk purchase basis. We have in 2003, acquired two businesses that not only had a significant number of contracts but also installed and serviced commercial and residential monitoring systems.

Our alarm monitoring flow business includes the purchase of newly created alarm monitoring contracts on a recurring, or as originated, basis from our Dealers. We have engaged in flow business with over 75 Dealers, and are actively seeking to increase the number of Dealers with whom we conduct flow business.

Bulk purchases occur when we buy existing portfolios of alarm monitoring contracts with demonstrated payment histories of at least six months. Bulk purchases typically range in size from 10,000 to 20,000 alarm monitoring contracts. These alarm monitoring contracts are typically purchased from Dealers on a non-recurring basis. The bulk purchases are less predictable in terms of the timing of account acquisitions, but are generally more predictable in terms of performance than flow business because the actual historical performance of individual alarm monitoring contracts is known. Many of the bulk purchases made by us are made from Dealers who are existing monitoring customers. We expect that as we increase our penetration of Dealers who use our wholesale alarm monitoring services, acquire other wholesale alarm monitoring companies and call centers (see below, "Building Additional Wholesale Monitoring Relationships with Dealers.") and continue to build Dealer relationships, we will experience increased opportunities to purchase alarm monitoring contracts on both a flow and a bulk basis.

In a typical alarm monitoring contract acquisition, we retain the selling Dealer to service the underlying alarm system, which helps us maintain strong relationships with the Dealers and encourages the Dealer to sell additional alarm monitoring contracts to us as new installations are completed.

The impact of the acquired contracts on revenue and profitability will be affected by the attrition rates of acquired portfolios, as well as the variable expenses relating to such acquisitions including billing, collection and servicing.

Building Additional Wholesale Monitoring Relationships with Dealers
In the past, we have grown both internally and by acquiring monitoring call centers, including the acquisitions of Criticom and Monital.

Our internal growth is driven by the value that we provide to our Dealers. We provide quality, reliable alarm monitoring services to our Dealers' end-users. Our Dealer branding program, warranty program, equipment discount programs, billing and collection services and financing programs are also important factors that enable us to attract additional Dealers.

Historically, we have also added Dealer relationships through the acquisition of monitoring companies and the integration of their call centers into our operations. We plan to grow our business through opportunistic acquisitions of monitoring call centers in order to capture the associated Dealer relationships.

The impact to profitability of any such acquisition will be dependent upon our ability to efficiently integrate the acquired business and cost structure into our existing platforms.

Cross-Selling Opportunities
We have initiated a comprehensive cross-selling program of our primary services to Dealers. For those Dealers to whom we provide wholesale monitoring services, we will encourage them to use us as the purchaser when they wish to sell alarm monitoring contracts, or as a financing source should they wish to borrow funds against the value of their alarm monitoring contracts. The ability to be a consistent, readily available provider of financing solutions positions us to be the preferred provider of our products and services to Dealers.

Dealers have access to a network of local end-users, which allows us to offer additional services to the Dealers' end-users such as two-way voice communication, extended warranty coverage and personal emergency response service. Through an existing strategic marketing partnership, we also give our Dealers the ability to offer GPS tracking services for any kind of movable asset.

Since we generally do not participate in the sales and installation market and provide monitoring services on a transparent basis, Dealers are comfortable that we will not interfere with their customer relationships, and value our relationships which provide them with new revenue opportunities that they can market to their end-users.

The cost of effectively marketing new products and services to end-users through Dealers may be greater than anticipated, which could negatively affect profitability.

New Business Opportunities
We believe there are substantial opportunities for us to expand our traditional security alarm monitoring services into new monitoring applications, including commercial and personal vehicular security monitoring and dispatch, telemedicine (monitoring medical behaviors and events of individuals) and personal emergency response services ("PERS"). The Freedonia Group estimates that the market for vehicular security monitoring services alone was valued at $630 million in 2001 and is projected to be $5.8 billion by 2006. Criticom focuses on these opportunities and has already begun and/or completed the following projects that utilize GPS technology to monitor vehicles and their contents.

We are the exclusive provider of GPS monitoring and emergency dispatch service on systems installed by Minorplanet Systems USA, Inc., of Richardson, Texas, including over 26,000 vehicles for Minorplanet fleet customers such as SBC Communications, Ameritech, Southern New England Telephone Co. and Nevada Bell. The exclusive agreement that we have with Minorplanet will expire in May 2005.

In June 2000, we partnered with Security Trac, LLC, of New York City, which supplies GPS services linked to our monitoring and emergency dispatch service to New York City taxis and livery vehicles. Security Trac has installed over 621 units in taxis to date. There are over 80,000 taxis, liveries and vehicles for hire in New York City.

In September 2002, we co-developed an end-user interface for a leading overnight shipping company that will allow it to track vehicles that transport high value assets and, should the driver be involved in an emergency situation, have an emergency signal transmitted to us using GPS technology for emergency dispatch service. We are currently in the test phase of this initiative.

We are the first choice provider of Public Safety Answering Point (PSAP) monitoring services to all customers of Signature Agency, a GE Financial Assurance Company.

We are the exclusive provider of remote convenience features for vehicles and monitoring for stolen cars utilizing GPS technology provided by Directed Electronics, Inc. of Vista, CA. Directed Electronics distributes its vehicle security systems to customers such as Best Buy, Circuit City and local automotive aftermarket retailers. This exclusive agreement we have with Directed Electronics will expire in April of 2006.

The development and implementation of the infrastructure for these new services is complete, primarily because we are equipped to receive most types of electronic signals regardless of the source of the signal (i.e., residential alarm equipment, satellite transmissions and other emergency communication devices). Consequently, the remaining costs associated with these new initiatives relate primarily to marketing, administration and operations. In connection with our acquisition of Criticom, we acquired a 5.03% interest in Royal Thoughts LLC, for which we received a right of first refusal to provide monitoring services for any new technology developed by Royal Thoughts.

The timing and economic impact of introducing new services to undeveloped market segments is difficult to forecast. These activities accounted for approximately 2% of our revenues in 2003.

                          Risks Related to Our Business

Significant attrition of Dealers or non-renewal of end-user alarm monitoring contracts could materially adversely effect our results of operations. We experience attrition of Dealer customer relationships and alarm monitoring contracts as a result of several factors including relocation of end-users, adverse financial and economic conditions and competition from other alarm service companies. In addition, we may lose or experience non-renewal of certain alarm monitoring contracts of Dealers, particularly acquired Dealer customer relationships and alarm monitoring contracts, if we do not service those alarm monitoring contracts adequately or do not successfully integrate new alarm monitoring contracts into our operations. A significant increase in attrition or the non-renewal of alarm monitoring contracts could have a material adverse effect on our revenues and earnings. To the extent that actual attrition exceeds our expectations, our revenues, profitability, cash flow and earnings would be adversely effected. Attrition for acquired Dealer customer relationships and alarm monitoring contracts may be greater in the future than the attrition rate assumed or historically incurred by us. In addition, because some Dealer customer relationships and acquired alarm monitoring contracts are prepaid on an annual, semi-annual or quarterly basis, attrition may not become evident for some time after an acquisition is consummated.

We face significant competition in the security alarm industry, which could make it more difficult for us to succeed in securing relationships with Dealers and reduce the number of alarm monitoring contracts we are able to acquire. We are dependent on entering into and maintaining relationships with Dealers who will either sell their alarm monitoring contracts directly to us, borrow from us, or enter into alarm monitoring contracts for us to provide monitoring services for the alarm monitoring contracts retained by them. While we do not typically compete directly with many of the larger companies in the industry because we do not primarily sell and install security systems, we are nonetheless impacted by the competitive challenge these entrants present to Dealers.

There is the potential that larger companies in the industry may generate alarm monitoring contracts offering "zero down" on equipment purchases and installation. The independent Dealer may have to offer the same "zero down" deal in order to effectively compete. Since the end-users attracted to "zero- down" promotions are often of lower credit standing and thereby are more likely to default, we will only purchase these contracts if they have been outstanding for periods longer than 12 months and exhibit acceptable payment patterns as well as acceptable responses to quality control calls, thus potentially limiting the available alarm monitoring contracts which meet our due diligence standards.

We also compete with several companies that have alarm monitoring contract acquisition and loan programs for Dealers and some of those competitors may be larger and better capitalized than we are. Some of these companies may be able to pay higher multiples of recurring monthly revenue for the portfolios they acquire than we can. We may be required to offer higher prices for such acquisitions than we have in the past, thus making these acquisitions less financially advantageous. There is also the potential for other entities such as banks or finance companies to become more active as a source of competition for the Dealer finance portions of our business.

We may not be able to obtain all of the benefits of the security alarm monitoring contracts we purchase. A principal element of our business strategy is to acquire portfolios of alarm monitoring contracts. Acquisitions of end-user alarm monitoring contracts involve a number of risks, including the possibility that we will not be able to realize the recurring monthly revenue stream we contemplated at the time of acquisition because of higher than expected attrition rates or fraud. Although we complete an extensive due diligence process prior to acquiring alarm monitoring contracts and obtain representations and warranties from the seller, we may not be able to detect fraud on the part of the seller, including the possibility that the seller has misrepresented the historical attrition rates of the sold contracts or has sold or pledged the contracts to a third party. If the sale of alarm monitoring contracts involves fraud or the representations and warranties are otherwise inaccurate, we may not be able to recover from the seller damages in the amount sufficient to fully compensate us for any resulting losses. In such event, we may incur significant costs in litigating ownership or breach of acquisition contract terms.

We may pursue acquisitions of alarm monitoring call centers that by their nature present risks and may not be successful. An element of our business strategy is to acquire additional alarm monitoring call centers. The following are some of the risks associated with these acquisitions:

   o We may be unable to achieve anticipated revenues, earnings or cash flow because of higher than expected attrition rates or other reasons.

   o We may be unable to integrate acquired call centers successfully and realize anticipated economic, operational and other benefits in a timely manner. If we are unable to integrate acquired call centers successfully, we could incur substantial costs and delays or other operational, technical or financial problems.

   o If we are not successful in integrating acquired call centers, we could have increased attrition of end-users because of service-related problems.

   o Acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

We also face competition in identifying and purchasing suitable alarm monitoring call centers. We would be competing with other firms, many of which have greater financial and other resources than we do. Should this competition increase, it will be more difficult to acquire additional alarm monitoring call centers.

Our ability to continue to grow our business is dependent upon our ability to obtain additional financing. We intend to continue to pursue growth through the acquisition of end-user alarm monitoring contracts and wholesale monitoring businesses. We will be required to seek additional funding from third party lenders and/or from the possible sale of additional securities, which may lead to higher leverage or the dilution of then existing stockholders. Any inability to obtain funding through third party financing is likely to adversely effect our ability to continue or increase our acquisition activities. Third party funding may not be available to us on attractive terms or at all.

Rising interest rates could negatively effect our profitability. The interest rate of our financing is generally tied to prevailing market rates. In the event that interest rates rise, the spread between our cost of capital and the amount that we can charge Dealers who borrow from us may decrease, which will negatively effect our profitability.

We could face liability for our failure to respond adequately to alarm activations. The nature of the services we provide potentially exposes us to risks of liability for employee acts or omissions or system failures. In an attempt to reduce this risk, our alarm monitoring agreements and other agreements pursuant to which we sell our products and services contain provisions limiting liability to end-users and Dealers. However, in the event of litigation with respect to such matters, there can be no assurance that these limitations will continue to be enforced. In addition, the costs of such litigation could have an adverse effect on us.

We may face additional costs and potential liability as a result of "false alarm" ordinances. Significant concern has arisen in certain municipalities about the high incidence of false alarms. This concern could cause a decrease in the likelihood or timeliness of police response to alarm activations and thereby decrease the propensity of consumers to purchase or maintain alarm monitoring services.

A number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms. Such measures include subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, imposing fines on alarm end-users for false alarms, imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms and requiring sufficient further verification of an alarm signal before the police will respond. Enactment of such measures could increase our costs and thus adversely effect our future results of operations.

Future government or other organization regulations and standards could have an adverse effect on our operations. Our operations are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. We believe that we are in material compliance with applicable laws and licensing requirements. In the event that these laws, regulations and/or licensing requirements change, it could require us to modify our operations or to utilize resources to maintain compliance with such rules and regulations. There can be no assurance as to what new regulations will be enacted and what effect they may have on us.

The loss of our Underwriters Laboratories listing could negatively impact our competitive position. All of our monitoring call centers are Underwriters Laboratories(R) ("UL") listed. To obtain and maintain a UL listing, an alarm monitoring call center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supply, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of monitoring call centers to ensure compliance with their regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

We rely on technology which may become obsolete. Our monitoring services depend upon the technology (hardware and software) of security alarm systems. We may be required to upgrade or implement new technology which could require significant capital expenditures. There can be no assurance that we will be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could adversely effect our business.

In the event that adequate insurance is not available or our insurance is not deemed to cover a claim we could face liability. We carry insurance of various types, including general liability and errors and omissions insurance. Our loss experience and that of other security service companies may effect the availability and cost of such insurance. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. To the extent that insurance was not available, or a particular claim was not covered or exceeded our coverage, we could be exposed to material costs.

Any conflict of interest between us and various affiliates of our senior management could hurt our business or prospects. There is a possibility that conflicts of interest will arise between some affiliates of our senior management and us in various areas relating to our past and ongoing relationships. Potential factors that may create a conflict of interest include:

Timothy M. McGinn, our CEO, is a Director of McGinn, Smith & Co., Inc., and David L. Smith, one of our Directors, is President and a Director of McGinn, Smith & Co., Inc. For the period January 1, 2000 to January 31, 2003, McGinn, Smith & Co., Inc. has acted as either a placement agent or investment banker in connection with various financings, as well as an investment banker in connection with certain acquisitions. McGinn, Smith & Co., Inc., an NASD registered broker dealer, received commissions and/or investment banking fees of $4.5 million for acting in such capacity. Subject to our policy on interested party transactions, McGinn, Smith & Co., Inc. may in the future act as an underwriter to us. Our policy provides that any future transactions with affiliates, including without limitation, our officers, directors or principal stockholders will be on terms no less favorable than we could have obtained from unaffiliated third parties. Any such transactions will be approved by a majority of the independent and disinterested members of our board of directors.

We are dependent upon our senior management. The success of our business is largely dependent upon the active participation of our executive officers, who have extensive experience in the industry. As a result, we have entered into employment agreements with each of our executive officers. The loss of the services of one or more of such officers for any reason may have an adverse effect on our business.

Stockholders should not expect dividends. We do not intend to pay any cash dividends in the foreseeable future.

                                    Employees

As of December 31, 2003, we had a workforce of 573 employees. Of our total workforce, 80 are engaged in finance, administration and management, 6 are engaged in new product applications and services, 300 are engaged in the monitoring business, 75 are engaged in sales and marketing, and 112 are engaged in service and installation of monitoring systems. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

                                   Competition

The security alarm industry is highly competitive and fragmented. While we generally do not compete directly with many of the large companies in the industry such as ADT, a subsidiary of Tyco International, Inc., Brinks Home Security, Inc., a subsidiary of the Brink's Company, Protection One, Inc. and Honeywell International Inc. because we do not primarily sell and install security systems, we are nonetheless impacted by the competitive challenge these companies present to Dealers. While all of these companies provide monitoring services, some of these companies, may from time to time, purchase portfolios of monitoring contracts.

We compete with several companies that have alarm monitoring contract acquisition and loan programs for Dealers and some of these competitors may be better capitalized than us. There is also the potential for other entities such as banks or finance companies to gain a better understanding of the industry and become more active as a source of competition for alarm monitoring contract acquisition and financing portions of our business. Further, we compete with participants that primarily provide alarm monitoring contract acquisition and financing services such as Security Alarm Financing Enterprises, Inc., Financial Security Services, Inc., and Monitronics International, Inc.

                                     History

We were formed as King Central in 1985 in the State of New Jersey. In 1986, Thomas Few, Sr. our Vice Chairman, President and Chief Operating Officer joined King Central as Executive Vice President and Chief Operating Officer and acquired 20% of King Central's capital stock. In January 1998, as part of a reorganization of King Central, Mr. Few, Sr.'s ownership was increased to 80% and the remaining 20% was acquired by Timothy M. McGinn, our Chief Executive Officer, and David L. Smith, a Director. At that time, we changed our name to KC Acquisition.

In September 2002, KC Acquisition acquired all of the capital stock of Criticom in exchange for $1.0 million and 155,911 shares of our common stock. An additional 68,182 shares of our common stock has or will be issued to the sellers based upon Criticom's financial performance in 2003. Criticom provides wholesale alarm monitoring services to Dealers. In addition, it provides Global Positioning System monitoring and asset tracking services to various customers. Curtis Quady, an Executive Vice President, was the President, Chief Executive Officer and principal stockholder of Criticom.

In connection with the acquisition of Criticom, we acquired a 5.03% interest in Royal Thoughts, LLC. The purchase price was approximately $3.5 million net of cash acquired of $0.6 million as well as a note for $0.7 million. In connection with our purchase, we received a right of first refusal to provide any monitoring services for new technology developed by Royal Thoughts.

M&S Partners, a New York general partnership equally owned by Mr. McGinn and Mr. Smith began to acquire portfolios of alarm monitoring contracts from Dealers in 1992. Each contract was ultimately placed by M&S Partners with one of 41 leveraged trusts of which Mr. McGinn, Mr. Few, Sr. and Mr. Smith were the beneficiaries. M&S Partners also acquired alarm monitoring contracts through three limited liability companies (Guardian Group, LLC, Palisades Group, LLC and Payne Security Group, LLC) which were owned by TJF Enterprises, LLC, which is owned by Mr. Few, Sr., and First Integrated Capital Corporation, which is majority owned by Mr. McGinn and Mr. Smith. They bundled those alarm monitoring contracts and sold them as Trust Certificates collateralized by the underlying alarm monitoring contracts and their recurring monthly revenue. We do not expect to engage in securitizing alarm monitoring contracts in the future.

Between March and November 2002, IASI, a company that was controlled by Mr. McGinn, Mr. Smith and Mr. Few, Sr., offered the holders of the trust certificates the right to exchange such certificates for promissory notes of IASI. Upon completion of the exchanges, all but eleven of the trusts were liquidated and their assets were transferred to IASI. The trust certificates of the remaining trusts were repaid with the proceeds of the offering and the assets of the trusts were transferred to us. In January 2003, IASI entered into a merger with a wholly owned subsidiary of ours and became our wholly owned subsidiary. In connection with the acquisition of IASI, we issued an aggregate of 772,192 shares of our common stock.

Palisades Group, LLC was the owner of approximately 38% of the alarm monitoring contracts underlying the trusts. In January 2003, Palisades exchanged all of its ownership interests for our stock and distributed such stock to its members, TJF Enterprises, LLC and First Integrated Capital Corporation. In connection with the acquisition of Palisades, we issued an aggregate of 25,000 shares of our common stock. This acquisition was accounted for under the purchase method of accounting. It is anticipated that Palisades will be liquidated concurrent with this offering. In January 2003, Payne Security Group, LLC and Guardian Group, LLC were acquired by us and became our wholly owned subsidiaries. In connection with the acquisition of Payne Security Group, LLC, we issued an aggregate of 50,250 shares to TJF Enterprises, LLC, and First Integrated Capital Corporation. In connection with the acquisition of Guardian Group, LLC, we issued an aggregate of 16,750 shares to TJF Enterprises, LLC, and First Integrated Capital Corporation.

Morlyn Financial Group, LLC was founded in May 2000 to assist Dealers who were interested in selling their alarm monitoring contracts to IASI. Morlyn originates alarm monitoring contracts for acquisition and provides due diligence, billing and other related services. In connection with the acquisition of Morlyn, in January 2003, we issued an aggregate of 17,000 shares of our common stock to Messrs. McGinn, Few Sr., and Smith.

In June 1999, KC Acquisition acquired all of the assets and assumed certain liabilities of Criticom CA, Inc., a monitoring call center in Santa Fe Springs, California, in exchange for approximately $3.2 million. In May 2000, KC Acquisition acquired 99.2% of the capital stock of Monital Signal Corporation in exchange for approximately $10.7 million. Monital, located in Manasquan, New Jersey, was KC Acquisition's largest competitor in the Northeast, United States. In October 2001, KC Acquisition acquired Custom Design Security, an independent wholesale alarm monitoring company which services the Western and Central Regions of Florida, in exchange for approximately $1.2 million. In January 2002, KC Acquisition acquired certain assets of RTC Alarm Monitoring Services, a large alarm monitoring call center in California, in exchange for $5.1 million.

In January 2003, we effected a migratory merger into KC Alarm Services Group, Inc., a Delaware corporation. The sole purpose of the migratory merger was to change our jurisdiction of incorporation from New Jersey to Delaware. Subsequent to the migratory merger, we assumed all of the assets and liabilities of Integrated Alarm Services Group, Inc., a pre-existing, Delaware company whose only activity was the sale of $5.5 million of convertible debentures. The pre-existing Integrated Alarm Services Group, Inc. was then dissolved and we changed our name to Integrated Alarm Services Group, Inc.

                                 Risk Management

We carry insurance of various types, including general liability and errors and omissions insurance. Our errors and omissions coverage is $5 million per occurrence. Our loss experience and the loss experience of other companies in the security industry may effect the cost and availability of such insurance. Since 1998 we have had no uninsured losses. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or other types of damages, or liability arising from gross negligence or wanton behavior. See "Risk Factors--Risk of Liability from Operations."

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or systems failure than may be inherent in other businesses. Our agreements with Dealers and end-users contain provisions limiting our liability to end-users and Dealers in an attempt to reduce this risk. However, in the event of litigation with respect to such matters, there can be no assurance that these limitations will continue to be enforced. In addition, the costs of such litigation could have an adverse effect on us.

                               Regulatory Matters

A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include: (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on end-users for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms, and (v) requiring further verification of an alarm signal before the police will respond.

Our operations are subject to a variety of other laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. Many jurisdictions also require certain of our employees to obtain licenses or permits.

The alarm industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of end-user served, the type of service provided and the requirements of the relevant local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

Our alarm monitoring business utilizes radio frequencies to transmit alarm signals. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies.

Item 2. Properties

In September 2003, the Company entered into a five year lease for office space for its headquarters in Albany, NY. The lease is for approximately 21,000 square feet. The lease period is November 15, 2003 through November 14, 2008. The lease has a five year renewal option. Annual rents will be $190,000 for year one and two and $225,000 for years three through five.

We also have offices and our East Coast call monitoring center in Manasquan, New Jersey. The facility is 7,200 square feet. We own the premises, free of any encumbrances.

Morlyn's executive offices are located in Oakland, New Jersey. The offices are 4,705 square feet. The lease expires in March 2006 and provides for a monthly rental of $6,665.

Our call monitoring center in California is located in Santa Fe Springs. The facility is 6,551 square feet. The premises are leased pursuant to a two-year lease expiring in March 2005, at a monthly rental rate of approximately $5,600 per month.

We also have a call monitoring center in Minneapolis, Minnesota. The facility is 13,478 square feet. The lease expires in 2010, and provides for a net monthly rental rate of $6,360.

As a result of the acquisition of PSI and AHS, we acquired two sales, service and administration offices as well as seven sales and service branch offices located in California, New Mexico, Arizona and Nevada. The leases expire at various dates through 2007 and currently have a monthly rental rate of $58,807.

Item 3. Legal Proceedings

In March of 2003, Protection One Alarm Monitoring, Inc., a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against us in the Superior Court of New Jersey, Camden County for unspecified damages in connection with our purchase of certain alarm monitoring contracts from B&D Advertising Corporation ("B&D"). B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that our subsequent purchase of contracts from B&D constitutes tortuous interference, that we utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that we purchased from B&D. We plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On December 9, 2003, a complaint was filed against the Company in the United States District Court in the southern District of New York entitled Ian Meyers
v. Integrated Alarm Services Group, Inc., et al. The Plaintiff alleges, among other things, that the Company and its professionals engaged in transactions with the Company that were designed to defraud plaintiff out of funds he was entitled to pursuant to Plaintiff's agreement with First Integrated Capital Corp. ("FICC"), his employer, and a company in which he had an equity interest. FICC was also an affiliate of the Company that sold a portfolio of alarm contracts to the Company. In particular, plaintiff alleges that the Company and certain of its principals removed valuable revenue-generating assets from FICC and transferred the FICC contracts to the Company for less than fair value. Plaintiff is seeking damages in the amount of $3,000,000. A mediation conference before the court has been scheduled for April 22, 2004. The Company believes that the suit is without merit and intends to vigorously defend itself. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2003, through the solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded in the NASDAQ National Market System under the symbol IASG. The Company's common stock was first traded on the NASDAQ during the third quarter of 2003. Quarterly high and low bid information for the third and fourth quarter of 2003 as reported by NASDAQ for normal trading hours (4 pm EST closing) are set forth below:

                                            2003
                                            ----
                                    High             Low
                                    ----             ---
                  Quarter
                  -------

                  3rd               $9.99            $7.75

                  4th                9.50             6.95

These over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

No dividends have been paid on the common shares to date and none are anticipated for the foreseeable future.

As of December 31, 2003 there were 24,607,731 common shares issued and outstanding held by 17 shareholders of record, not including persons or entities where stock is held in nominee or "street" name through various brokerage firms or banks.

The Company filed a Registration Statement (333-101159) with the Securities and Exchange Commission on June 27, 2003 to register 25,300,000 shares of common stock for sale at an aggregate offering price of approximately $278,300,000. The offering commenced on July 23, 2003 and terminated on August 22, 2003. Upon completion, the managing underwriter, Friedman, Billings, Ramsey & Co., Inc., successfully sold 22,982,729 shares at $9.25 per share for an aggregate offering price of approximately $212,590,243. Concurrently with the offering, 792,793 shares of common stock were registered on behalf of certain holders of convertible promissory notes. All of the shares of common stock were sold by us and none of the selling security holders' shares were underwritten in the offering.

      Initial Public Offering Proceeds

             Common stock issued                             $ 212,590,243
                                                             --------------
             Underwriter commissions (7%)                       14,881,317
             Expenses paid to underwriter                          573,230
             Other expenses                                      1,279,186
                                                             --------------
                Total expenses                                  16,733,733
                                                             --------------

      Net Offering Proceeds                                  $ 195,856,510
                                                             ==============

      Use of Proceeds (through December 31, 2003)
             Repayment of debt                               $  91,910,820
             Acquisition of contracts and businesses            68,137,570
             New dealer loans                                    3,073,316
             Working capital                                     2,243,553
                                                             --------------
                Total uses                                   $ 165,365,259
                                                             ==============

      Temporary Investments as of December 31, 2003
             Cash and cash equivalents                       $  30,491,251
                                                             --------------
                Total temporary investments                  $  30,491,251
                                                             ==============

Item 6. Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.


                                                                              Year ended December 31
                                                     1999              2000             2001             2002            2003
                                                 -------------    -------------    -------------    -------------    -------------
Statement of operations data (1):
Revenue                                          $  12,721,583    $  18,774,517    $  20,569,037    $  23,495,607    $  40,867,598
Total operating expenses, inclusive of
cost of revenue                                     13,337,323       19,455,562       19,691,838       24,267,532       44,517,078
                                                 -------------    -------------    -------------    -------------    -------------
Income (loss) from operations                         (615,740)        (681,045)         877,199         (771,925)      (3,649,480)
Other (expense), net                                (2,475,054)      (3,824,867)      (3,914,509)      (5,556,730)     (14,828,508)
                                                 -------------    -------------    -------------    -------------    -------------
Income (loss) before income taxes                   (3,090,794)      (4,505,912)      (3,037,310)      (6,328,655)     (18,477,988)
Income tax expense (benefit)                              --         (4,793,725)        (703,784)        (681,443)       3,526,572
                                                 -------------    -------------    -------------    -------------    -------------
Net income (loss)                                $  (3,090,794)   $     287,813    $  (2,333,526)   $  (5,647,212)   $ (22,004,560)
                                                 =============    =============    =============    =============    =============

Basic and diluted  income (loss) per share       $       (5.58)   $        0.52    $       (4.21)   $       (9.53)   $       (1.95)
                                                 =============    =============    =============    =============    =============

Shares used computing basic and diluted
income (loss) per common share (2) (4) (5)             553,808          553,808          553,808          592,785       11,263,455
Pro forma income tax to give effect as
if a C corporation (3):
Loss before income tax expense (benefit)                             (4,505,912)      (3,037,310)      (6,328,655)     (18,477,988)
Income tax expense (benefit)                                         (1,519,990)        (955,569)      (2,871,573)         (89,916)
                                                                  -------------    -------------    -------------    -------------
Net income (loss)                                                 $  (2,985,922)   $  (2,081,741)   $  (3,457,082)   $ (18,388,072)
                                                                  =============    =============    =============    =============
Net income (loss) per share                                       $       (5.39)   $       (3.76)   $       (5.83)   $       (1.63)
                                                                  =============    =============    =============    =============

Balance sheet data:
Cash, cash equivalents and short-term
investments                                      $     717,586    $   1,151,337    $   1,224,035    $   3,442,082    $  35,435,817
Total assets                                        24,350,032       38,113,543       36,830,768       45,627,797      241,036,330
Long-term debt                                      22,319,837       35,599,770       37,122,449       45,061,363       65,742,612
Capital lease obligations                              258,021          145,355           32,549          507,858          885,366
Total stockholders' equity (deficit)                (7,025,866)      (7,067,197)      (9,345,667)     (11,562,881)     153,402,730
Working capital (deficit)                           (3,975,589)      (5,240,872)      (7,798,161)      (8,076,758)       4,769,173

Other financial data:
Cash provided by (used in) operating activities        (32,010)      (1,331,125)       1,012,251        2,691,844       (4,238,641)
Cash provided by (used in) investing activities     (3,878,468)     (11,086,367)      (1,705,428)      (8,863,018)     (57,984,339)
Cash provided (used in) financing activities         3,520,347       12,851,242          765,875        5,389,221       97,216,715

         (1) Results of operations for acquired companies are included from the date of acquisition. As a result comparability of periods presented has been effected by our acquisitions. For more information about our acquisition history, see "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to our consolidated financial statements.

         (2) On January 8, 2003, our Board of Directors approved a 6,033-for-one stock split, as a result, share data has been retroactively restated for all periods presented.

         (3) To give effect to the conversion of KC Acquisition from an S corporation to a C corporation for federal income tax purposes. The tax provision was prepared as if we had a combined federal and state effective tax rate of 40% and giving effect for permanent differences.

         (4) On April 17, 2003, the Company's Board of Directors approved a one for two reverse common stock split, as a result, share data has been retroactively restated for all periods presented.

         (5) During July 2003, the Company successfully completed its IPO and issued a total of 22,982,729 shares of common stock and received net proceeds of $195,856,512.

Equity Compensation Plan Information

--------------------------- -------------------------- -------------------------------------- -----------------------------------
Plan category               Number of Securities to    Weighted-average exercise price of     Number of securities remaining
                            be issued upon exercise    outstanding options, warrants and      available for future issuance
                            of outstanding options,    rights                                 under equity compensation plans
                            warrants and rights                                               (excluding securities reflected
                                                                                              in column (a))
--------------------------- -------------------------- -------------------------------------- -----------------------------------
Equity compensation plans            48,000                            $9.25                               102,000
approved by security
holders
--------------------------- -------------------------- -------------------------------------- -----------------------------------
Equity compensation plans              -0-                              -0-                                  -0-
not approved by security
holders
--------------------------- -------------------------- -------------------------------------- -----------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included in another part of this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties.

                                    Overview

We provide an integrated solution to independent security alarm Dealers, to assist them in competing in the residential and commercial security alarm market. Our services include wholesale alarm monitoring and financing solutions, including purchasing Dealers' alarm monitoring contracts for our own portfolio and providing loans to Dealers collateralized by those alarm monitoring contracts. We also provide support for our Dealers including billing, collection, marketing and access to equipment discount programs. We believe our package of services allows Dealers to compete against self- monitoring national providers in the security alarm market by giving them access to technical sophistication, financing, back office and other services that they would not otherwise have, while allowing them to remain the local and visible contact with their customer, the end-user of the alarm.

We believe we are the largest wholesale alarm monitoring company in the United States, monitoring approximately 410,000 alarm systems on behalf of approximately 5,000 Dealers. Our alarm monitoring service is provided through three state-of-the-art alarm monitoring centers located in New Jersey, Minnesota and California. Our operators respond to approximately 365,000 alarm activations per month. We are also one of the largest providers of capital to Dealers. Since 1993, we have provided financing to the alarm industry in the form of loans or the purchase of alarm monitoring contracts of approximately $424 million in the aggregate. We currently hold and monitor approximately 119,000 alarm monitoring contract equivalents in our own portfolio.

Our revenues are derived primarily from our portfolio of customer accounts and providing alarm monitoring services to Dealers for the benefit of the end-user of the alarm system. We typically enter into contracts with our Dealers to provide alarm monitoring services for periods ranging from one to five years. The majority of monitoring contracts entered into by end-users with our Dealers generally permit cancellation with notice of 30-60 days before the end of the original, or any renewal, contract term. Some alarm monitoring contracts with Dealers have longer, more definitive terms. However, essentially all alarm monitoring contracts may be broken for non-performance. Our alarm monitoring contracts with Dealers may require the Dealer to place its entire portfolio of end-user alarm monitoring contracts in our monitoring facilities. Our revenues will fluctuate based upon changes in the net number of end-user alarm monitoring contracts and the timing of connections and disconnections that any one Dealer has with us. Our revenues will also fluctuate based upon the number of Dealers that are added or lost during any particular period. We may gain or lose Dealers based upon the quality, range or price of the services we provide relative to what is provided by our competitors and the effectiveness of our sales and marketing efforts. Our revenues may also be affected by the application of various pricing strategies we may choose to use with our Dealers.

In addition to our organic revenue growth, our revenues will increase because of acquisitions of customer accounts and wholesale alarm monitoring businesses (i.e. call centers or central stations) we may make during any particular period. Our recurring monthly revenues derived from acquired businesses are also subject to the standard risks associated with any acquisition and subsequent integration. We may suffer attrition because of differences in, among other things, the application of policies and procedures, or disruption caused by any conversion or consolidation activity.

The cost of services is primarily a function of labor, telecommunication, data processing and technical support costs. Labor costs are driven in part by the number and productivity of operators, supervisors and management within our call centers that provide alarm monitoring services on behalf of our Dealer customers. Labor costs are also a function of the quality of our data processing, customer service and quality management functions. Labor costs also reflect the number of technical staff required to maintain and develop our state-of-the-art monitoring systems. Telecommunication costs reflect, among other things, the number of signals processed, the time required to process any particular signal, the number and type of lines, the design and functionality of our telecommunications network and the negotiated rate with our chosen telecommunication providers. We are constantly evaluating how to improve the quality of our services while lowering the cost of providing those services. We estimate that we presently have sufficient capacity to provide alarm monitoring services to approximately 750,000 end-users.

Our operating expenses are primarily comprised of general and administrative, selling and marketing and depreciation and amortization expenses. General and administrative expenses are comprised primarily of office staff and officer salaries, rent and professional fees. Fluctuations in general and administrative expenses generally reflect net increases in staff associated with acquisitions, changes in professional fees primarily associated with acquisition activity and audits of our books and records and merit compensation increases. Selling and marketing expenses are primarily driven by the size of our sales force, commissions based upon successful selling activities, travel and advertising. Depreciation and amortization expenses are primarily a function of the acquisition of Dealer relationships and alarm monitoring contracts.

Streamlining of Operations
We have completed the consolidation of two alarm monitoring facilities to improve operating efficiencies. During 2001, we commenced the process of consolidating our Van Nuys, California alarm monitoring facility into our alarm monitoring facility in Santa Fe Springs, California and consolidating our Hackensack, New Jersey alarm monitoring facility into our alarm monitoring facility in Manasquan, New Jersey. The consolidations were completed in August 2002. The Manasquan facility now monitors approximately 270,000 accounts. The Santa Fe Springs facility now monitors approximately 155,000 accounts. We have identified approximately $2.0 million in annualized expense reductions that we have realized from the consolidations. The major expense categories where we have realized savings include telecommunications, operator salaries and rent expenses. The savings are related to the acquisitions of Monital, Custom Design Security and RTC Alarm Monitoring Services.

Acquisitions
In December 2003, we acquired all of the capital stock of Lane Security Inc. ("Lane Security") for approximately $43,035,000 in cash, net of holdbacks for severance payments and attrition of customer contracts. The principal operating unit of Lane Security is Protection Service Industries, L.P. ("PSI") whose assets include customer accounts with recurring monthly revenue ("RMR") of approximately $1,760,000 at December 31, 2003. PSI installs and services commercial and residential alarm systems in the western United States. The acquisition was accounted for under the purchase method of accounting.

On November 21, 2003, we acquired all of the outstanding stock of American Home Security, Inc. (AHS) and certain assets of Emergency Response Network, Inc.
(ERN), (collectively referred to as the acquirees) for approximately $15.0 million inclusive of direct acquisition costs. The acquirees install and service residential alarm monitoring systems in the Nevada area. The acquisition has been accounted for as a purchase and the results of the acquirees are included in the Company's results of operations from the date of acquisition (November 21, 2003). In addition, the former owner of AHS will receive additional consideration of up to 130,000 shares of Company common stock and up to 140,000 Company stock options, if AHS achieves certain earnings levels in 2004. Furthermore, the Company entered into a three year employment agreement with the former owner of AHS. The agreement provides for annual compensation of $420,000 and an annual bonus commencing in 2004 equal to 19% of the amount by which AHS's pre-tax income (as defined in the agreement) for such year exceeds $1,250,000. The Company has the option to make a one-time payment up to 125% of AHS' pre-tax income to the employee under a bonus buy-out provision as defined in the agreement, at which time the Company would have no further annual bonus obligation to the employee. The employee for calendar years 2006-2009 has the right to elect a bonus buy-out. Furthermore, the bonus buy-out shall automatically trigger upon the expiration of the employment term, and under other circumstances as defined in the agreement. The agreement also provides that during the employment term, the employee on an annual basis, will be granted options to acquire Company common stock if AHS achieves certain earnings levels. The contingent consideration which includes Company common stock and stock options issuable upon the achievement of certain earnings levels, may result in future charges to earnings.

In January 2003, we acquired all of the capital stock of Integrated Alarm Services, Inc. and affiliates in exchange for an aggregate of 864,192 shares of our common stock of which 525,452 shares were issued to minority interests for an estimated total fair value of $11,559,944. The acquisition was accounted for under the purchase method of accounting.

Prior to the acquisition of Integrated Alarm Services, Inc., Messrs. McGinn and Smith controlled 41 trusts and three limited liability companies which were principally created to acquire alarm monitoring contracts. Approximately 62% of the trust certificates of the 41 trusts were exchanged for promissory notes of Integrated Alarm Services, Inc. and some of these notes were repaid with proceeds from the offering. Approximately 38% of the trust certificates were not exchanged and were subsequently repaid out of the proceeds of the offering. An additional $9.5 million of bank debt relating to these contract acquisitions was also repaid with proceeds from the offering. Messrs. McGinn and Smith were residual beneficiaries of these trusts but have contributed their residual benefits in the trusts to us. The three limited liability companies, Palisades Group, LLC, Payne Security Group, LLC and Guardian Group, LLC were acquired by us in January 2003 and are now our wholly owned subsidiaries.

On September 26, 2002, we acquired 100% of Criticom, a Minnesota based alarm monitoring call center that supports digital alarm monitoring as well as GPS technology, for approximately $4.3 million, net of cash acquired of $0.6 million. The total consideration consisted of $1.0 million in cash and 155,911 shares of our common stock as well as a note totaling $0.7 million. The former shareholders of Criticom may receive up to 68,182 additional shares of the Company's common stock based upon the future performance of Criticom. In 2003, Criticom achieved its performance targets, as a result, the former shareholders of Criticom will receive 68,182 shares of Company common stock with an aggregate value of $630,684. The purchase of Criticom added approximately 400 Dealer relationships that service 80,000 end-user alarm monitoring contracts with approximately $0.4 million in recurring monthly revenue.

In connection with the Criticom transaction, IASG also acquired a 5.03% interest in Royal Thoughts, LLC, a Minnesota limited liability company engaged in the development of new monitoring applications and monitoring technologies for emerging markets. In connection with our investment in Royal Thoughts, we obtained a right of first refusal to monitor signals that stem from Royal Thoughts' intellectual property and designs.

In January 2002, we acquired certain assets of RTC Alarm, a wholesale security system alarm monitoring business located in Roseville, California. The total purchase price was $5.1 million, which included Dealer relationships ($4.4 million), accounts receivable ($0.2 million) and property & equipment ($0.5 million). The purchase was financed with debt totaling $5.8 million, which funded the purchase price, along with providing a $0.425 million working capital infusion for us, $0.1 million in restricted cash and financing fees totaling $0.175 million. The acquisition initially added 270 Dealers to our Dealer count. As of January 2003, 225 Dealers remain. We pursued a cause of action against the seller for certain contractual misrepresentations regarding the attrition rates related to certain Dealer alarm monitoring contracts and received a settlement in 2003 for $375,000.

In October 2001, we acquired certain assets of Custom Design, a wholesale security alarm monitoring business located in Sarasota, Florida for $1.2 million, which included Dealer relationships ($1.0 million), accounts receivable ($0.1 million) and property & equipment ($0.1 million). This acquisition was financed with debt totaling $1.425 million. The sellers received $1.2 million, while we retained the balance for working capital ($0.1 million), financing fees ($0.075 million) and an attrition reserve fund ($0.05 million). The Custom Design acquisition initially added 94 Dealers to our Dealer count. As of January 2003, 76 Dealers remain.

A related party placed the debt incurred for the RTC Alarm and the Custom Design acquisitions and assumed in the acquisition of Criticom. The results of operations are included in our financial statements from the date of acquisition.

As a result of this activity, as of December 31, 2003, we have customer contracts of $73,571,131, dealer relationships of $23,113,617 and goodwill of $85,515,985.

                                   Operations

In December 2001, we commenced a consolidation process of our monitoring facilities and a systems conversion for a material percentage of our Dealer and end-user base. The disruption caused by these activities negatively impacted our revenues and profitability. We have completed the consolidation of our central stations. Key expenses such as payroll and telephone line costs have been reduced. We believe our costs per subscriber will decline as additional subscriber accounts are added.

Our recurring monthly revenue may include amounts billable to customers or Dealers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each end-user alarm monitoring contract, primarily to maximize our return on the investment we made to generate each alarm monitoring contract or Dealer relationship. As a result, we actively work to collect amounts owed to us and to retain the end-user at the same time. In some instances, we may allow more than six months to collect past due amounts, while evaluating the ongoing customer or Dealer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer and include the loss in attrition calculations.

Customer creation and marketing
Our current customer acquisition strategy relies on both internally generated sales and acquiring Dealer relationships and alarm monitoring contract rights to monitor security systems. We currently have a salaried and commissioned sales force that operates in four regions covering the 48 contiguous states. The internal sales program generated in the wholesale segment 99,106, 84,616, and 64,472 new monitoring contracts in 2001, 2002 and 2003, respectively.

Attrition
End-user attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition in the wholesale alarm monitoring business as the number of end-user accounts lost, expressed as a percentage, for a given period. In some instances, we use estimates to derive attrition data. We monitor end-user attrition each month, each quarter and each year. In periods of end-user account growth, end-user attrition may be understated and in periods of end- user account decline, end-user attrition may be overstated. Our actual attrition experience shows that the relationship period with any individual Dealer or end-user can vary significantly. Dealers discontinue service with us for a variety of reasons, including but not limited to, the sale of their alarm monitoring contracts, performance issues and receipt of lower pricing from competitors. End-users may discontinue service with the Dealer and therefore with us for a variety of reasons, including, but not limited to, relocation, service issues and cost. A portion of Dealer and end-user relationships, whether acquired or originated via our sales force, can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations, financial position or cash flows.

For the years ended December 31, 2001, 2002 and 2003, our trailing annual end-user account growth rates in the wholesale monitoring segment, including acquisitions were 14.0%, 24.7% and 12.3%, respectively. For the years ended December 31, 2001, 2002 and 2003, our trailing annual end-user account growth rates in the wholesale monitoring segment, excluding acquisitions, were 10.6%, (6.1%) and (3.2%), respectively. For the years ended December 31, 2001, 2002 and 2003, our trailing annual end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end- users added and end-users acquired, was 13.9%, 18.2%,and 12.7% respectively. Included in these totals for 2003 are approximately 137,000 contracts that are owned by our retail monitoring segment.

                                                    2001    2002       2003
                                                  -------  -------   -------
Beginning balance, January 1,...................  342,345  390,216   486,650
End-users added, excluding acquisitions.........   99,106   84,616    64,472
End-users acquired..............................   11,557  120,192    75,375
End-user losses.................................   62,792  108,374    79,848
                                                  -------  -------   -------

Ending Balance, December 31,....................  390,216  486,650   546,649
                                                  =======  =======   =======

We engaged Standard & Poor's Corporate Value Consulting to perform attrition analyses of certain identified customer relationship groups. As a result of the study, we identified our end-user attrition rates in the retail customer contract segment to be 17.2% and 15.4% for the years ending December 31, 2000 and 2001, respectively. In 2000, the majority of the alarm monitoring contracts we acquired were by foreclosure from Dealers to whom we had made loans. As a result, our attrition rate was adversely affected in 2000, with carryover into 2001. The Standard & Poor's study presents data for accounts acquired by bulk purchase, which represents the majority of our end-user alarm monitoring contracts, which suggests that the maximum expected amortizable life of alarm monitoring contracts purchased in bulk is approximately 18 years.

We intend to employ, for prospective contracts purchased in bulk subsequent to January 31, 2003, an amortization methodology which is the total of the charges calculated by a straight line, 18 year life; together with charges incurred as a result of actual account attrition.

For contracts previously purchased in bulk by IASI and acquired upon purchase of IASI on January 31, 2003, we employ an amortization methodology which uses 150% declining balance over a life of 8 years.

As a result of recent acquisitions, our portfolio of customer accounts has had substantial growth during the fourth quarter of fiscal 2003. The RMR (recurring monthly revenue) of active customer accounts of the Company at December 31, 2003 ($3,579,513) is more than three times what it was at September 30, 2003 ($1,169,039). As a result of this growth, it is more meaningful to present attrition rates as if the portfolio's purchased had been owned by us as of September 30, 2003.

The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the fourth quarter are as follows:

      Portfolio            Attrition Rate     Active RMR at December 31, 2003
----------------------     --------------     -------------------------------
Legacy and flow                 18.4%                  $ 1,085,712
Residential since IPO           12.0%                    1,485,768
Commercial since IPO             6.8%                    1,008,033
                                                       -----------
   Total                        12.5%                  $ 3,579,513
                                                       -----------

Attrition for acquired Dealer customer relationships and alarm monitoring contracts may be greater in the future than the attrition rate assumed or historically incurred by us. In addition, because some Dealer customer relationships and acquired alarm monitoring contracts are prepaid on an annual, semi-annual or quarterly basis, attrition may not become evident for some time after an acquisition is consummated.

Critical Accounting Policies
Our discussion and analysis of results of operations, financial condition and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to accounts receivable and notes receivable reserves, Dealer relationships, customer contracts, goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 of the "Notes to Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief description of the more significant accounting policies and methods we use.

Revenue recognition
All of our revenue is recognized on an accrual basis. Accounts receivable consists primarily of amounts due from Dealers and end- users located in the United States. Credit is extended based upon an evaluation of the Dealer's and end-users' financial condition and credit history. Receivables that are deemed not collectible have been provided for in our allowance for doubtful accounts. If the Dealers financial condition were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Notes receivable
IASI makes loans to Dealers, which are collateralized by the Dealers' portfolio of end-user alarm monitoring contracts. Loans to Dealers are carried at the lower of the principal amount outstanding or the net realizable value of the portfolio underlying the loan. Loans are generally considered nonperforming if they are 120 days in arrears of contractual terms.

Management periodically evaluates the loan portfolio to assess the collectibility of Dealer notes and adequacy of allowance for loan losses. Management reviews certain criteria in assessing the adequacy of the allowance for loan losses including IASI's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Loan impairment is identified when a portfolio's cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of end-user contracts using recent transaction prices and industry benchmarks.

Notes receivable consists of loans to Dealers which are collateralized by a portfolio of individual end-user monitoring contracts. If a Dealer becomes delinquent, the Company generally forecloses on and takes ownership of the portfolio of end-user monitoring contracts.

Deferred installation costs and revenues
The direct incremental costs associated with installing monitoring systems and the related revenue from those sales are deferred and recognized over the expected life of the customer relationship.

Deferred issuance costs
Debt issuance costs represents direct costs incurred in connection with obtaining financing with related parties and banks. Debt issuance costs are being amortized over the life of the related obligations using the effective interest method.

Intangible assets
Alarm monitoring services for Dealers' end-users are outsourced to us. We acquire such Dealer relationships from our internally generated sales efforts and from other monitoring companies. Acquired dealer relationships are recorded at cost which management believes approximates fair value. End-user alarm monitoring contracts are acquired from the Dealers' pre-existing portfolios of contracts or assumed upon the foreclosure on Dealers' loans.

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

The Company's amortization methods for end-user contracts below consider the average estimated life and historical and projected attrition rates determined from actual experience and a recent attrition study and consists of the following portfolios:

Acquired as a result of the IASI merger:

Existing at January 31, 2003          Accelerated method              Period
-----------------------------------   -----------------------------   --------
Existing portfolio accounts (bulk)    150% Declining balance          8 years
Dealer acquired new accounts (flow)   160% Declining balance          8 years
Contracts assumed from dealers        160% Declining balance          4 years

Acquired subsequent to the IASI merger:

Acquired after January 31, 2003
-----------------------------------
Existing portfolio accounts (bulk)    Straight-line plus attrition    18 years
Dealer acquired new accounts (flow)   200% Declining balance          12 years
Contracts assumed from dealers        200% Declining balance          8 years

Dealer relationships and customer (end-user) contracts are amortized using methods and lives which are management's estimates, based upon all information available (including industry data, attrition studies, current portfolio trends), of the life (attrition pattern) of the underlying contracts and relationships. If actual results vary negatively (primarily attrition) from management assumptions, amortization will be accelerated which will negatively impact results from operations. If amortization is not accelerated or conditions deteriorate dramatically, the asset could become impaired. For existing portfolio accounts purchased subsequent to January 31, 2003, the Company will amortize such accounts using a straight-line method over an 18 year period plus actual attrition. This methodology may cause significant variations in amortization expense in future periods.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. We have not identified any such impairment losses.

Goodwill was being amortized on a straight-line basis over its estimated useful life of 15 years through December 31, 2001. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. An initial transition impairment test of goodwill was required as of January 1, 2002. We completed this initial transition impairment test during the second quarter of 2002, which did not result in any impairment charges. An impairment test is performed annually in the third quarter. To date, no impairment charges were required. A significant triggering event may occur in future periods that will require an interim assessment of goodwill and could result in a future impairment charge to earnings.

Income taxes
As part of the process of preparing our combined financial statements, we will be required to estimate our income taxes in each of the jurisdictions in which we operate. This process will involve estimates of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.

Litigation
In March 2003, Protection One Alarm Monitoring, Inc., a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against us in the Superior Court of New Jersey, Camden County for unspecified damages in connection with our purchase of certain alarm monitoring contracts from B&D Advertising Corporation ("B&D"). B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that our subsequent purchase of contracts from B&D constitutes tortious interference, that we utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that we purchased from B&D. We plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On December 9, 2003, a complaint was filed against the Company in the United States District Court in the southern District of New York entitled Ian Meyers
v. Integrated Alarm Services Group, Inc., et al. The Plaintiff alleges, among other things, that the Company and its professionals engaged in transactions with the Company that were designed to defraud plaintiff out of funds he was entitled to pursuant to Plaintiff's agreement with First Integrated Capital Corp. ("FICC"), his employer, and a company in which he had an equity interest. FICC was also an affiliate of the Company that sold a portfolio of alarm contracts to the Company. In particular plaintiff alleges that the Company and certain of its principals removed valuable revenue-generating assets from FICC and transferred the FICC contracts to the Company for less than fair value. Plaintiff is seeking damages in the amount of $3,000,000. A mediation conference before the court has been scheduled for April 22, 2004. The Company believes that the suit is without merit and intends to vigorously defend itself. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.


We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

                           Results of Operations--IASG

The following table sets forth, for the periods indicated, selected statements of operations data for IASG:

                                                  Years Ended December 31,
                                            ------------------------------------------
                                                2001           2002            2003
                                                ----           ----            ----
Total revenue                               $ 20,569,037   $ 23,495,607   $ 40,867,598
Cost of revenue (excluding depreciation
  and amortization)                           13,128,010     15,424,912     16,393,439
                                            ------------   ------------   ------------
Direct margin                                  7,441,027      8,070,695     24,474,159
                                            ------------   ------------   ------------

Operating expenses:
  Selling and marketing                        1,117,228        736,866      1,108,621
  Depreciation and amortization                3,581,071      5,580,985     12,322,558
  General and administrative                   1,834,292      2,530,374     14,692,460
  Loss (gain) on disposal of equipment            31,237         (5,605)            --
                                            ------------   ------------   ------------
    Total operating expenses                   6,563,828      8,842,620     28,123,639
Income (loss) from operations                    877,199       (771,925)    (3,649,480)
Other income, net                                500,000        656,299        295,984
Amortization of debt issuance costs              794,357      1,619,086      3,168,315
Interest expense                               3,620,152      4,593,943     13,569,846
Interest income                                       --             --      1,613,669
                                            ------------   ------------   ------------
Income (loss) before  income taxes            (3,037,310)    (6,328,655)   (18,477,988)
Income tax expense (benefit)                    (703,784)      (681,443)     3,526,572
                                            ------------   ------------   ------------
Net income (loss)                           $ (2,333,526)  $ (5,647,212)  $(22,004,560)
                                            ============   ============   ============
Basic and diluted income (loss) per share   $      (4.21)  $      (9.53)  $      (1.95)
                                            ============   ============   ============

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                          Years Ended December 31,
                                                       -------------------------------
                                                         2001       2002       2003
                                                         ----       ----       ----
Total revenue                                           100.0 %    100.0 %    100.0 %
Cost of revenue (excluding depreciation
  and amortization)                                      63.8 %     65.7 %     40.1 %
Direct margin                                            36.2 %     34.3 %     59.9 %

Operating expenses:
      Selling and marketing                               5.4 %      3.1 %      2.6 %
      Depreciation and amortization                      17.4 %     23.8 %     30.2 %
      General and administrative                          8.9 %     10.8 %     36.0 %
      Loss (gain) on disposal of equipment                0.2 %       -- %       -- %
            Total operating expenses                     31.9 %     37.7 %     68.9 %
Income (loss) from operations                             4.3 %     (3.3)%     (8.9)%
Other income, net                                         2.4 %      2.8 %      0.8 %
Amortization of debt issuance costs                       3.9 %      6.9 %      7.8 %
Interest expense                                         17.6 %     19.6 %     33.2 %
Interest income                                            -- %       -- %      3.9 %
Income (loss) before benefit from income taxes          (14.8)%    (27.0)%    (45.2)%
Income tax expense (benefit)                             (3.4)%     (3.0)%      8.6 %
Net income (loss)                                       (11.3)%    (24.0)%    (53.8)%

2003 COMPARED TO 2002

Revenue
Total revenue for the year ended December 31, 2003 was approximately $40,868,000 compared to approximately $23,496,000 for the same period during the prior year, an increase of approximately $17,372,000 or 73.9%.

Wholesale monitoring revenues increased from approximately $21,701,000 in the year ended December 31, 2002 to approximately $24,393,000 for the same period in 2003, an increase of approximately $2,692,000, or 12.4%. The increase is due primarily to an increase in average revenue per account per month from $4.25 for the year ended December 31, 2002 to $4.68 for the comparable period of 2003 which accounts for approximately $2,241,000 of the total increase. The balance of the increase in revenue, or approximately $451,000, is due to an increase in the aggregate number of accounts (not owned by the Company, or "external") monitored during the year ended December 31, 2003 as compared to the same period in the year 2002. The net increase in external accounts can be attributed to the acquisition of approximately 80,000 accounts as a result of the purchase of Criticom; offset, in part, by approximately 62,000 accounts owned by IASI at the time of its acquisition by IASG, the revenue from which is eliminated in consolidation. The increase in the average revenue per account can be attributed to the fact that the average revenue on external accounts exceeds that of those owned by IASI.

Revenue from customer accounts totaled approximately $15,855,000 for the year ended December 31, 2003. Our initial purchase of customer accounts occurred with the acquisition of IASI and affiliates in January 2003.

Other revenue, which includes billing and placement fees and service and subcontractor revenue, totaled approximately $620,000, a decrease of approximately $1,174,000 compared with the prior year. The decrease is due primarily to the cessation of the recognition of related party placement fees as a result of the merger of IASI and affiliates.

Cost of Revenue Our cost of revenue totaled approximately $16,393,000, an increase of approximately $968,000 from the same period of the prior year. For the most part, this increase is comprised of an increase of approximately $2,157,000 and $828,000 associated with the acquisition of Criticom and costs associated the retail segment operation, offset, in part, by expense reductions of approximately $2,017,000 resulting from increased synergy achieved through the consolidation of alarm monitoring facilities and monitoring system conversion program. As a result of the acquisition of customer accounts during the year 2003, incremental revenues from these accounts exceeded the cost of the associated revenue by approximately $12,587,000 and, accordingly, resulted in an improvement to the year 2003 direct margin of 12.4%.

Operating Expenses
Operating expenses increased from approximately $8,843,000 to approximately $28,124,000, or approximately $19,281,000. The increase was due primarily to the incremental expenses associated with the acquisitions of IASI and PSI ("the retail segment acquisitions") and Criticom, in the amounts of approximately $16,848,000 and $1,112,000, respectively.

Selling and marketing expenses increased approximately $372,000, from approximately $737,000 to approximately $1,109,000, or 50.5%. For the year ended December 31, 2003, the acqusition of Criticom and the retail segment acquistions resulted in incremental expenses of approximately $217,000 and $183,000, respectively. These incremental amounts were offset, in part, by the reductions to various other expenses of approximately $28,000.

Depreciation and amortization expenses increased from approximately $5,581,000 to approximately $12,323,000, an increase of approximately $6,742,000, or 120.8%. The increase was primarily a result of the incremental expense associated with the retail segment and Criticom acquistions in the amounts of approximately $7,070,000 and $577,000, respectively, offset, in part, by a reductions to amortization of dealer relationship costs and depreciation expense of approximately $706,000 and $199,000, respectively.

General and administrative expenses increased from approximately $2,530,000 for the year ended December 31, 2002 to approximately $14,692,000 for the year ended December 31, 2003, or approximately $12,162,000. The largest components of this increase relates to the incremental expense associated with the retail segment acquisitions and the acquisition of Criticom in the amounts of approximately $9,595,000 and $313,000, respectively. The general and administrative expenses from the retail segment acquisitions included, in part: assumption of debt from CCCC in the amount of $1,825,000; a cash payment to CCCC of $1,700,000; payroll and employee benefits related expenses totaling approximately $2,203,000; bad debt expense totaling approximately $1,506,000; professional, billing and collection service fees totaling approximately $492,000; bank, lock box and line of credit commitment fees of approximately $423,000; postage expense of approximately $242,000; and, service expenses of approximately $241,000. For the most part, the balance of the increase in the Company's general and administrative expenses for the year ended December 31, 2003 can be attributed to: an increase in accounting fees of approximately $1,155,000 related to initial public offering activity; an increase in directors and officers liability insurance expense of approximately $450,000; an increase in salaries, payroll taxes and employee benefits of approximately $248,000; an increase in franchise taxes of approximately $180,000; and, an increase in board fees of approxiately $70,000.

Other Income/Loss
Other income for the year ended December 31, 2003 was approximately $296,000, due primarily to a settlement related to the acquisition of RTC. For the comparable period of 2002 other income was approximately $656,000, which, for the most part, arose from the forgiveness of debt in connection with a litigation settlement for an uncompleted merger.

Amortization of Debt Issuance Costs
The amortization of debt issuance costs increased approximately $1,549,000 from approximately $1,619,000 to approximately $3,168,000. Incremental expense resulting primarily from the prepayment of certain debt from the IPO proceeds resulted in an increase of approximately $1,437,000 during the current year. In addition to the expense related to the retirement of debt from the IPO proceeds, approximately $1,203,000 of incremental expense was recognized in the current year as the result of the acquisition of IASI offset, in part, by a reduction of approximately $1,091,000 associated with the Company's wholesale monitoring segment.

Interest Expense
Interest expense increased by approximately $8,976,000 from approximately $4,594,000 to approximately $13,570,000. In the wholesale monitoring businesses, interest expense decreased from approximately $4,594,000 to approximately $3,033,000, or approximately $1,561,000. The incremental interest expense recorded in year 2003 associated with the acquisition of IASI totaled approximately $10,537,000.

Interest income
Interest income increased to approximately $1,614,000 for the year ended December 31, 2003 from $0 in the comparable of year 2002. This increase is almost entirely related to interest earned on notes receivable by IASI.

Taxes
Income tax expense of approximately $3,527,000 was recorded in the current period as compared to an income tax benefit of approximately $681,000 during the same period last year. As a result of the merger of KC Acquisition with IASG during January 2003, KC Acquisition, KCF, Morlyn and Criticom will no longer be considered flow through entities to their shareholders and members and, therefore, must record current and deferred income taxes from it's earnings and losses, and recognize the tax consequences of "temporary differences" between financial statement and the tax basis of existing assets and liabilities. At the time of the change in tax status of the enterprise, the Company recorded an additional deferred tax liability of approximately $3,505,000, which is being included in income tax expense in 2003. In the wholesale monitoring businesses, the prior period tax benefit reflected the change in the deferred tax liability net of S corporate taxes.

Results of Operations by Segment
The comparable financial results for the Company's two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the year ended December 31, 2003 as compared to the same period during 2002 are discussed below. The Company purchased its Retail Services segment during the year 2003 and, as a result, data is not available for the comparable periods during 2002.

Alarm Monitoring, Wholesale Segment. The year ended December 31, 2003
Alarm Monitoring, Wholesale segment revenue for the year ended December 31, 2003 totaled approximately $24,393,000 compared to $23,496,000 for the comparable period during 2002, an increase of $897,000, or 3.8%.

Direct margin increased from 34.4% for the year ended December 31, 2002 to 40.5% for same period of year 2003. The loss from operations decreased from approximately $772,000 for the 2002 period to income from operations of approximately $71,000 for the same period in 2003. The improvements in the wholesale segment direct margin and income from operations are attributable to the expense reductions arising from the consolidation of alarm and monitoring facilities and monitoring system conversion program.

Alarm Monitoring, Retail Segment. The year ended December 31, 2003
Alarm Monitoring Retail segment revenue totaled approximately $16,475,000 for the year ended December 31, 2003. The segment's loss from operations for the period totaled approximately $3,721,000, while the loss before income taxes totaled approximately $15,174,000.

2002 COMPARED TO 2001

Revenue
Revenue for 2002 was $23,495,607 compared to $20,569,037 for the same period in the prior year, an increase of $2,926,570, or 14.2%. Monitoring fees increased $1,352,525 to $20,136,016 from $18,783,491, or 7.2%, reflecting in part the acquisitions of Custom Design, RTC Alarm and Criticom. Related party monitoring fees increased $1,058,035 to $1,565,017 from $506,982, or 208.7%, reflecting additional related party account acquisitions and a reduction in concessions of approximately $958,000. Related party placement fees increased $261,779 to $1,236,227 from $974,448, or 26.9%, and represent higher origination fees associated with additional related party account acquisitions. Billing fees increased $254,231 to $558,347 from $304,116, or 83.5% as additional Dealers either subscribed to or were required to use our billing services. The average price realized for alarm monitoring services per end-user alarm monitoring contract was $4.09 per month in 2002, a decrease of $.30 per month from approximately $4.39 per month per end-user alarm monitoring contract in 2001, reflecting a change in the mix of IASI versus non IASI end-user alarm monitoring contracts. IASI end-user accounts monitored increased 30,842 to 77,890 at December 31, in 2002 from 47,048 at December 31, 2001. Non IASI end-user accounts monitored excluding Criticom decreased 28,727 to 314,241 at December 31, 2002 from 342,968 at December 31, 2001, respectively. The average price realized for alarm monitoring services, excluding IASI, was $4.86 and $4.79 in 2002 and 2001, respectively. Average recurring monthly revenue and the average number of end-user alarm monitoring contracts increased in 2002 primarily as a result of the acquisitions of Custom Design, RTC Alarm and Criticom. The total number of end-user monitoring contracts monitored at December 31, 2002 was approximately 486,650, a net increase of approximately 96,400 end-user alarm monitoring contracts for the year.

Average recurring monthly revenue and the average number of end-user alarm monitoring contracts increased in 2002 primarily as a result of the acquisitions of Custom Design, RTC Alarm and Criticom. The total number of end-user monitoring contracts monitored at December 31, 2002 was approximately 486,700, a net increase of approximately 96,400 end-user alarm monitoring contracts for the year.

The acquisitions of Custom Design, RTC Alarm and Criticom added approximately 131,700 monitored accounts. Accounts acquired from Custom Design and RTC Alarm were consolidated into our existing monitoring facilities. The Criticom accounts acquired were not consolidated into existing monitoring facilities. Revenue related to those acquisitions totaled $3,343,715 during 2002 or 14.2% of our total revenue.

Concessions for monitoring services granted to IASI were $35,000 in 2002 versus $993,000 in 2001.

Cost of Revenue
The cost of revenue increased $2,296,902 to $15,424,912 in 2002 from $13,128,010 in 2001, or 17.5%, reflecting in part the acquisitions of RTC Alarm and Criticom. The cost increase includes an 11.3% decrease in operator salaries that was offset by increases of 38% in telecommunication expenses, 173.8% in Dealer care salaries, 22.0% in benefit and employer paid taxes and 37.8% in other operating expenses. As a result, the margin attributable to the central station operations decreased to 34.3% in 2002 from 36.2% in 2001.

Operating Expenses
General and administrative expenses increased by $696,082 to $2,530,374 in 2002 from $1,834,292 in 2001, or 37.9%, resulting primarily from the acquisitions of RTC Alarm and Criticom and increases in professional fees for audit services.

Selling and marketing expenses decreased by $380,362 to $736,866 from $1,117,228, or 34.0%. The sales force was reconfigured in the third quarter of 2001 in an effort to increase the productivity of each sales person. The benefit of this reconfiguration plus lower travel and other sales related expenses contributed to the decline in selling and marketing expenses.

Depreciation and amortization expenses increased $1,999,914 to $5,580,985 from $3,581,071, or 56%, reflecting the acquisitions of Custom Design, RTC Alarm and Criticom. Amortization of dealer relationships increased $2,183,033 from $2,490,358 in 2001 to $4,673,391 in 2002. Depreciation expense increased $358,318 to $833,481 from $475,163, or 75.4%, reflecting the acquisitions of RTC Alarm and Criticom. Effective January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. As a result, goodwill amortization expense decreased from $601,343 in 2001 to $0 in 2002.

Other Income
Net other income increased $156,299 to $656,299 in 2002 from $500,000 in 2001, or 31.3%, and was primarily attributable to the forgiveness of debt in connection with a litigation settlement in 2002 for a failed merger with an unrelated entity. Other income in the prior period of $500,000 reflected a break-up fee related to the failed merger.

Amortization of Debt Issuance Costs
The amortization of debt issuance costs increased $824,729 to $1,619,086 in 2002 from $794,357 in 2001, or 103.8%, reflecting additional indebtedness associated with the acquisition of RTC Alarm, plus the write off of $831,717 in debt issuance costs associated with the refinancing of certain indebtedness in September and October 2002.

Interest Expense
Net interest expense increased $973,791 to $4,593,943 in 2002 from $3,620,152 in 2001, or 26.9%, reflecting higher levels of average debt outstanding because of the acquisitions of Custom Design, RTC Alarm and Criticom.

In September 2002, IASG, a pre-existing Delaware company which has been subsequently dissolved, issued an aggregate of $5.5 million principal amount of convertible notes, which we assumed in January, 2003. These notes contain a beneficial conversion feature whereby they can be converted to common stock at a 25 percent discount from the initial public offering price. The common stock purchased at a discounted price ($11.00 x .75 = $8.25) would have a market value of $7,333,333. The beneficial conversion feature will be recorded at the $1,833,333 spread and amortized straight-line over the remaining twenty six month life of the notes. The resulting interest expense will be approximately $846,000 per year.

Taxes
A tax benefit of $681,443 was recorded in the current period, reflecting the change in the deferred tax liability net of S corporate state taxes and the reversal of a tax liability for a tax year no longer subject to examination in the amount of ($345,600). A tax benefit of $703,784 was recorded in the prior period, reflecting the change in the deferred tax liability net of S corporate state taxes.

As the result of the merger of KC Acquisition with IASG during January 2003, KC Acquisition, KC Funding Corporation, Morlyn and Criticom will no longer be considered flow through entities to their shareholders and members and, therefore, must record current and deferred income taxes from their earnings and losses, and recognize the tax consequences of "temporary differences" between financial statement and tax basis of existing assets and liabilities. At the time of change in tax status of an enterprise, we will have an additional deferred tax liability of approximately $3,600,000, which will be included in income tax expense.

Assuming profitable operations, we will begin to pay income taxes that previously were the responsibility of shareholders and members. This change will have no impact on our debt covenants since the covenants measure performance based on EBITDA which will not be impacted by recorded tax expense.

Net Loss
As a result of the above, the net loss increased $3,313,686, or 142.0%, to a net loss of $5,647,212 in 2002 from a net loss of $2,333,526 in 2001.

                         Liquidity and Capital Resources

The following tables present the combining cash flows of IASG and subsidiaries (which includes Criticom from the date of acquisition on September 26, 2002) and IASI and affiliates based on the historical financial statements. Such table excludes the purchase accounting adjustments related to the acquisition of IASI by a wholly-owned subsidiary of IASG in January 2003.


                                                                                    Year Ended December 31, 2002
                                                                 --------------------------------------------------------------

                                                                  IASG                IASI          Elimination           Total
                                                                  ----                ----          -----------           -----
                                                                                        (in Thousands)
Cash flows provided by operating activities:
   Net Loss                                                      $ (5,646)         $ (12,224)             $ -           $ (17,870)
   Depreciation and amortization                                    7,200             11,518                -              18,718
   Deferred income taxes                                             (681)                 -                -                (681)
   Working capital                                                  2,806               (340)               -               2,466
   Other                                                             (987)             1,271                -                 284
                                                                 --------          ---------           ------           ---------
                                                                    2,692                225                -               2,917

Cash flows used in investing activities:
   Business acquisitions, net of cash acquired                     (4,812)                 -                -              (4,812)
   Purchase of customer contracts                                       -             (1,733)               -              (1,733)
   Financing of customer loans                                          -             (3,241)                              (3,241)
   Repayment of customer loans                                          -              3,979           (1,494)              2,485
   Other                                                           (4,051)               328                -              (3,723)
                                                                 --------          ---------           ------           ---------
                                                                   (8,863)              (667)          (1,494)            (11,024)
Cash flows provided by financing activities:
   Proceeds of long-term debt                                      14,300             34,860                -              49,160
   Payments of long-term debt                                      (8,161)           (23,552)           1,494             (30,219)
   Debt issuance costs                                               (670)            (2,008)               -              (2,678)
   Capital withdrawals                                                  -             (7,766)               -              (7,766)
   Other                                                              (80)                 -                -                 (80)
                                                                 --------          ---------           ------           ---------
                                                                    5,389              1,534            1,494               8,417

Net increase (decrease) in cash and cash equivalents               $ (782)           $ 1,092              $ -               $ 310
                                                                 ========          =========           ======           =========

The following table presents the combining cash flows of IASG and subsidiaries and IASI and affiliates based on the historical financial statements:


                                                                                    Year Ended December 31, 2001
                                                                  ---------------------------------------------------------------
                                                                  IASG                IASI               Elimination        Total
                                                                  ----                ----               -----------        -----
                                                                                          (in Thousands)
Cash flows provided by operating activities:
   Net Loss                                                      $ (2,334)           $ (5,764)             $ -           $ (8,098)
   Depreciation and amortization                                    4,376               6,440                -             10,816
   Deferred income taxes                                             (704)                  -                -               (704)
   Working capital                                                   (527)              1,905                -              1,378
   Other                                                              201               1,293                -              1,494
                                                                 --------            --------           ------           --------
                                                                    1,012               3,874                -              4,886

Cash flows used in investing activities:
   Business acquisitions, net of cash acquired                     (1,192)                  -                -             (1,192)
   Purchase of customer contracts                                       -             (32,186)               -            (32,186)
   Financing of customer loans                                          -              (7,144)           2,325             (4,819)
   Repayment of customer loans                                          -               1,231             (309)               922
   Other                                                             (513)             (1,069)               -             (1,582)
                                                                 --------          ---------            ------           --------
                                                                   (1,705)            (39,168)           2,016            (38,857)
Cash flows provided by financing activities:
   Proceeds of long-term debt                                       4,925              41,696           (2,325)            44,296
   Payments of long-term debt                                      (3,402)            (13,088)             309            (16,181)
   Debt issuance costs                                               (644)             (2,800)               -             (3,444)
   Capital contributions                                                -               9,779                -              9,779
   Other                                                             (113)                  -                -               (113)
                                                                 --------          ---------            ------           --------
                                                                      766              35,587           (2,016)            34,337

Net increase in cash and cash equivalents                            $ 73               $ 293              $ -              $ 366
                                                                 ========          ==========           ======           ========

Net cash used by operating activities was $(4.2 million) for the year ended December 31, 2003 compared to $2.9 million provided by operating activities for the year ended December 31, 2002. The decrease in cash provided by operations was primarily the result of an increase in the net loss for the period of $(4.1 million) and a decrease in depreciation and amortization of $(6.4 million). Net cash provided by operating activities was $2.9 million for the year ended December 31, 2002 compared to $4.9 million for the year ended December 31, 2001. The decrease in cash provided by operations was primarily the result of an increase in the net loss for the period of $(9.8 million) offset by an increase in depreciation and amortization of $7.9 million.

Net cash used in investing activities was $(58.0 million) for the year ended December 31, 2003 compared to $(11.0 million) for the year ended December 31, 2002. The significant increase is primarily due to the acquisition of two operating businesses for $(49.8 million) and increased purchases of retail customer contracts of approximately $(9.1 million). Net cash used in investing activities was $(11.0 million) for the year ended December 31, 2002 compared to $(38.9 million) for the year ended December 31, 2001. The decrease is primarily due to reduced purchases of retail customer contracts of approximately $30.5 million.

Net cash provided by financing activities was $97.2 million for the year ended December 31, 2003 compared to $8.4 million for the year ending December 31, 2002. The increase is primarily due to the $195.9 million in proceeds from our IPO, offset by $(100.2 million) used to repay long-term debt. Net cash provided by financing activities was $8.4 million for the year ended December 31, 2002 compared to $34.3 million for the year ending December 31, 2001. The decrease is primarily due to an increase of capital withdrawals of $17.5 million, repayment of long-term debt of $14.0 million, combined with an increase in proceeds of long-term debt of $4.9 million.

The balance sheet at December 31, 2003 reflects net working capital of approximately $4.8 million. As of December 31, 2003, we had recurring monthly revenue ("RMR") of approximately $3,600,000 in our retail monitoring segment and approximately $1,900,000 in our wholesale monitoring segment. Total debt had increased to approximately $65.7 million as of December 31, 2003. Approximately $60.2 million of that debt was acquired as a result of the IASI acquisition. These debt balances are after initial public offering proceeds of $91.9 million were used to pay-off existing debt in the third quarter of 2003.

On July 29, 2003, the Company successfully completed its initial public offering. A total of 22,000,000 shares of common stock were issued at a per share price of $9.25. The net proceeds to the Company after underwriting commissions (7%) and other direct offering costs were approximately $187,403,000.

On August 27, 2003, the underwriters exercised a portion of their overallotment option and an additional 982,729 shares of common stock were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were approximately $8,454,000

During 2003, we were in default of our monthly and quarterly financial and non-financial debt covenants under our various debt agreements with LaSalle Bank N.A., Key Bank National Association (Key Bank) and SLP Capital. The Key Bank and SLP Capital debts were paid-off with proceeds from the initial public offering during August 2003.

On May 9, 2003 we received a permanent bank waiver from LaSalle through April 1, 2003 for certain past covenant violations. With respect to an attrition covenant, the Company in 2003 and January 2004 has provided LaSalle with a security interest in approximately $171,000 of additional alarm contract recurring monthly revenue. After giving effect to the waivers described above, we are not currently in default of our covenants.

In June 2003, the Company secured a $20 million account acquisition facility with LaSalle Bank N.A., which was contingent upon the completion of an initial public offering with minimum net proceeds of $115 million. The facility would have been available to IASG for acquisitions of security alarm companies and pools of security alarm contracts. The commitment has expired, but we continue to negotiate financing alternatives with LaSalle Bank N.A.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $2.5 million and our strategy to purchase monitoring contracts, which we anticipate to be approximately $120 million. This strategy is dependent on obtaining additional financing.

We believe that our existing cash, cash equivalents and RMR are adequate to fund our operations, exclusive of planned contract acquisitions, for at least the next twelve months.

                Recent Accounting Pronouncements Not Yet Adopted

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46). "Consolidation of Variable Interest Entities". In December 2003, the FASB issued a revision to FIN 46, and to exempt certain entities from its requirements. FIN 46 gives guidance that determines whether consolidation of a Variable Interest Entity is required. FIN 46 is effective now for certain Special Purpose Entity relationships after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (FAS No. 150). The Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No. 150 to have a material effect on its financial statements.

                          Disclosures About Market Risk

Our exposure to market risk is limited to interest income and expense sensitivity, which is effected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments included United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency. At December 31, 2003, we had approximately $9.0 million of variable rate debt of which $1.0 million of debt has been fixed with an interest rate swap arrangement.

Management's Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed elsewhere in this report.

Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
The Company's significant contractual obligations as of December 31, 2003 are for $70,625,866. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

--------------------------------- -----------------------------------------------------------------------------------
Contractual Obligations
                                                                Payments Due by Period

--------------------------------- -----------------------------------------------------------------------------------
                                        Total         Less than 1       1-3 years       4-5 years     After 5 years
                                                          year
--------------------------------- ------------------ --------------- ---------------- -------------- ----------------
Long-term debt                          $65,742,612     $18,765,000      $12,966,983    $34,010,629         $      0
--------------------------------- ------------------ --------------- ---------------- -------------- ----------------
Capital Leases                            1,013,429         520,086          447,556         45,787                0
--------------------------------- ------------------ --------------- ---------------- -------------- ----------------
Operating leases                          3,869,825       1,291,804        1,445,661        947,660          184,700
--------------------------------- ------------------ --------------- ---------------- -------------- ----------------
Total                                   $70,625,866     $20,576,890      $14,860,200    $35,004,076         $184,700
--------------------------------- ------------------ --------------- ---------------- -------------- ----------------

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Market Risk.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data, together with the report of PricewaterhouseCoopers LLP, independent public accountants, are included elsewhere herein. See "Index to Financial Statements" on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as follows.

The Company is undergoing major system changes and software conversions in revenue, billing, receivables and other accounting systems. Although the Company believes the process is properly controlled, it is too early to predict the successful completion of these major information technology projects.

The Company completed the acquisition of two operating companies in the second half of the fourth quarter. The Company has not completed its documentation and testing of the accounting systems of these acquired companies at this time.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 2004 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference.

The names of our executive officers, together with a brief description of their employment histories, are provided below:

Name                     Age       Position
--------------------------------------------------------------------------------------------------
Timothy M. McGinn         55       Chairman of the Board and Chief Executive Officer

Thomas J. Few, Sr.        57       Vice Chairman, President and Chief Operating Officer

Curtis Quady              61       Executive Vice President and Director

Brian E. Shea             45       Executive Vice President

Michael T. Moscinski      52       Chief Financial Officer

Robert B. Heintz          48       Vice President, Finance and Administration--Monitoring Services

Mr. McGinn has served as our Chairman of the Board and Chief Executive Officer since January 2003. Mr. McGinn was the President of Integrated Alarm Services, Inc. Mr. McGinn is the non-executive Chairman of the Board of McGinn, Smith & Co., Inc. He has served as Chairman of the Board and as an executive officer of McGinn, Smith since 1980. He also serves as non-executive Vice Chairman of Pointe Financial Corp., a publicly traded commercial bank and non-executive Chairman of its affiliates, Pointe Capital LLC and Pointe Bank. Mr. McGinn also serves as a Director of Same Day Surgery, Inc. Mr. McGinn was also the Chairman of Capital Center Credit Corporation, a private company which provides financing to the Residential Security and Alarm Industry, from 1995 to 2002. Mr. McGinn served as a Managing Director of On-Line Capital Securities, an internet investment bank, a position he held from March 2000 until December 2002. From November 2000 to June 2002, Mr. McGinn also served as Chairman of First Integrated Capital Corporation, a financial services firm majority owned by Mr. McGinn and Mr. Smith.

Mr. Few, Sr. is our Vice Chairman, President and Chief Operating Officer and has over 35 years of experience in the security alarm industry. Mr. Few, Sr. has been with KC Acquisition and its predecessors since 1985, where he started as Executive Vice President. Prior thereto, Mr. Few, Sr. held senior positions with Holmes Protection, Inc., ADEMCO, Guardian and ADT. Prior to his work with these firms, Mr. Few, Sr. owned and operated an independent alarm company and central station in New Jersey.

Mr. Quady founded Criticom, which we acquired in September of 2002. Mr. Quady has served as an Executive Vice President and a Director since October 2002. He has more than twenty years of experience in the security industry. Prior to founding Criticom, Mr. Quady served as a pilot in the United States Army and was an airline captain for a major international airline for eighteen years. Mr. Quady is the Chief Manager of Royal Thoughts, LLC, in which we have a minority ownership position.

Mr. Shea has served as an Executive Vice President since March 2003. In this role, he heads our retail account acquisition division, including portfolio management, due diligence, performance monitoring and billing and collection. Prior to serving in his current role, he was our Chief Financial Officer and had served as the Chief Financial Officer of IASI and its predecessor companies since 1992. Prior thereto, he was Vice President of Finance/ Controller of Hiland Park, a real estate development company. Prior to joining Hiland Park, he was an Analyst at Galesi Group and a Financial Manager for General Electric Corporation, where he graduated from GE's Financial Management Training Program.

Mr. Moscinski has served as our Chief Financial Officer since March 2003. Prior to joining IASG, he served as Vice President, Corporate Controller and Interim Chief Financial Officer for United Road Services, Inc., a public company based in Albany, NY, where he worked from 1998 to 2001. From 1987 to 1998, Mr. Moscinski was the Director of Corporate Accounting for National Micronetics, Inc. From 1976 to 1987, Mr. Moscinski was with KPMG International and its predecessor firms, where he was a Senior Manager in audit. Mr. Moscinski is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Mr. Heintz has served as Vice President, Finance and Administration -- Monitoring Services since January 2003. He was previously our Chief Financial Officer, a position he held since April 2000. Prior to joining KC Acquisition, he was Vice President and Chief Financial Officer of Monital Signal Corporation, which we acquired in April 2000. Before working for Monital, he was Vice President Finance & Information Services for Brownstone Studio, Inc., a garment cataloger and manufacturer, where he worked from 1994 to 1996. Before Brownstone, he spent 14 years with the Dun & Bradstreet Corporation where he held several finance and accounting positions.

We have adopted a Code of Ethics for our officers, including our principal executive officer, principal financial officer and controller, principal accounting officer and persons performing similar functions, and our employees and directors.

Shareholders may request a free copy of the Code of Ethics from:

                           Integrated Alarm Services Group, Inc.
                           Attn: Investor Relations
                           99 Pine Street, 3rd floor
                           Albany, NY 12207
                           (518) 426-1515

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics is attached hereto as Exhibit 14.

Item 11. Executive Compensation

The information contained under the caption "Executive Compensation" of the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Annual Meeting Proxy Statement is incorporated herein by reference.

The Company has adopted, and the shareholders of the Company have approved, one equity compensation plan: The Integrated Alarm Services Group, Inc. 2003 Stock Option Plan (the "Plan"). The purpose of the Plan, (the number of shares of common stock available for grant and issuance under the plan is 150,000 shares) is to attract, motivate retain and reward high quality executives and other employees, officers, director and affiliates by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interest between such persons and the Company's shareholders and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value.

The following table sets forth information regarding our existing compensation plan and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services.

                            (a)                         (b)                             (c)
                 Number of securities to be    Weighted-average         Number of securities remaining available
                 issued upon exercise of       exercise price of        for future issuance under equity
                 outstanding options,          outstanding options,     compensation plans (excluding securities
        Plan     warrants and rights           warrants and rights      reflected in column (a))
---------------- ----------------------------- ------------------------ -----------------------------------------
2003 Stock                48,000                      $9.25                               102,000
OptionPlan

Item 13. Certain Relationships and Related Transactions

The information contained under the caption "Certain Relationships and Related Transactions" of the Annual Meeting Proxy Statement is incorporated herein reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption "Principal Accountant Fees and Services" of the Annual Meeting and Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      The following documents are filed as a part of this report:

         1. The financial statements listed on the accompanying Index to Financial Statements on page F-1.

         2. Financial statement schedules
            Schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

         3. The following Exhibits:

                               Exhibit Description
                               -------------------

Exhibit No.
-----------
1.1              Form of Underwriting Agreement *
2.1              Merger Agreement by and between KC Alarm Services Group (Delaware Corporation) and the registrant*
2.2              Merger Agreement by and between registrant and Criticom International Corporation*
2.2(a)           Amendments to Merger Agreement by and registrant and Criticom International Corporation*
2.3              Contribution Agreement between Morlyn Financial Group LLC and the registrant*
2.4              Contribution Agreement by and between Payne Security Group LLC and the registrant*
2.5              Contribution Agreement by and between Guardian Group, LLC and the registrant*
2.6              Contribution Agreement by and between Palisades Group, LLC and the registrant*
2.7              Merger Agreement between IASI, Inc., IASG Acquisition Corp. and the registrant*
2.8              Asset Purchase Agreement by and between Roseville Telephone Company, RTC Alarm Monitoring Services and
                 the registrant*
2.9              Asset Purchase Agreement by and between Custom Design Security, Inc. and Central
                 Digital Station Monitoring Services, Inc. and the registrant*
2.10             Stock Purchase Agreement dated as of December 15, 2003 between Integrated Alarm Services Group, Inc. and
                 Lane Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by
                 IASG dated December 22, 2003)
3.1              Certificate of Incorporation of registrant*
3.1(a)           Certificate of Amendment to the Certificate of Incorporation*
3.2              Amendment to Certificate of Incorporation of registrant*
3.3(a)           Amended and Restated By-Laws of registrant*
4.1              Form of Certificate of Common Stock*
5.1              Opinion of Gersten, Savage, Kaplowitz, Wolf  & Marcus, LLP*
10.1 **          Stock Option Plan*
10.2 **          Amended and Restated Employment Agreement by and between the registrant and Timothy M. McGinn *
10.3 **          Employment Agreement by and between the registrant and Thomas J. Few, Sr. *
10.4 **          Employment Agreement by and between the registrant and Curtis Quady. *
10.5 **          Employment Agreement by and between the registrant and Brian E. Shea *
10.6 **          Employment Agreement by and between the registrant and Robert Heintz *
10.7             Assignment and Assumption Agreement*
10.8             Lease Agreement between the registrant and Pine Street Associates, LLC for the Albany, New York Office space*
10.9             Lease Agreement between Morlyn and Robert Gallo for the Oakland, New Jersey Office*
10.10            Form of Convertible Note*
10.11            Form of Two-year Note*
10.12            Form of Five-year Note*
10.13            Form of Three-year Note*
10.14            Form of One-year Note*
10.15            $3 million principal amount promissory note issued by registrant to Lynn A. Smith*
10.16            Right of First Refusal Agreement by and between registrant and Criticom IDC Corporation, and Royal Thoughts LLC*
10.17            ADEMCO Letter*

10.18            Installing company Monitoring Receivable Financing Agreement by and between the registrant and M&S Partners*
10.19            Receivable Financing Purchase Agreement between McGinn, Smith Acceptance Corp., Pointe Bank, and King Trust 01*
10.20 **         Form of Indemnification Agreement between registrant and member of the Board of Directors*
10.21            Form of note due April 2004*
10.22 **         Employment Agreement by and between the registrant and Michael Moscinski*
11.1             Statement of computation of earning per share***
14               Code of Ethics***
21               List of Subsidiaries***
23.3             Consent of Barnes & Associates*
23.4             Consent of Standard & Poor's Corporate Value Consulting*
24.1             Power of Attorney for Thomas J. Few, Curtis Quady, David Smith and R. Carl Palmer, Jr.*
31               Rule 13a-14 (a)/15d-14(a) Certifications***
32(a)            Certification by the Chief Executive Officer relating to a periodic report containing financial statements***
32(b)            Certification by the Chief Financial Officer relating to a periodic report containing financial statements***

* Incorporated by reference to Exhibit of same number to the Registration Statement on Form S-1 (Registration Number 333-101159)
** Constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to item 15(c) of Form 10-K
***   Filed herewith


(b) During the last quarter of the fiscal year covered by this report, IASG filed four reports on Form 8-K. On November 13, 2003, the Company filed a report on Form 8-K pursuant to Items 7, 9 and 12. On November 21, 2003, the Company filed a report on Form 8-K pursuant to Items 7 and 9. On November 26, 2003, the Company filed a report on Form 8-K pursuant to Items 7 and 9. On December 22, 2003, the Company filed a report on Form 8-K pursuant to Items 2 and 7. On
March 1, 2004, the Company filed a report on Form 8-K/A pursuant to Item 7, amending its previously filed report on Form 8-K dated December 22, 2003.

                      Integrated Alarm Services Group, Inc.


                                      Index

                                                                       Page (s)
                                                                       --------

Report of Independent Auditors.............................................F-2

Financial Statements

            Balance sheets.................................................F-3

            Statements of operations.......................................F-4

            Statements of stockholders' (deficit) equity...................F-5

            Statements of cash flows.......................................F-6

            Notes to financial statements..................................F-7

                         Report of Independent Auditors

To the Board of Directors and Stockholders of

Integrated Alarm Services Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Integrated Alarm Services Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed in Notes 6 and 12 to the consolidated financial statements, the Company has had significant transactions with related entities.

/s/ PricewaterhouseCoopers LLP


Albany, New York
March 15, 2004

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
    Combined as of December 31, 2002 and Consolidated as of December 31, 2003

                                                                                                        As of December 31,
                                                                                             --------------------------------------
                                                                                               2002                       2003
                                                                                             ------------             -------------
Assets
Current assets
  Cash and cash equivalents                                                                  $    442,082             $  35,435,817
  Short term investments                                                                        3,000,000                        --
  Current portion of notes receivable                                                                  --                   735,149
  Accounts receivable less allowance for doubtful
    accounts of $194,000 in 2002 and $750,000 in 2003                                           1,499,762                 4,312,990
  Inventories                                                                                          --                 1,107,899
  Prepaid expenses                                                                                 72,648                 1,548,105
  Due from related parties                                                                        346,608                   232,300
                                                                                             ------------             -------------
    Total current assets                                                                        5,361,100                43,372,260
Property and equipment, net                                                                     2,708,161                 5,762,586
Notes receivable net of current portion and allowance
  for doubtful accounts of $131,000                                                                    --                 4,525,973
Dealer relationships, net                                                                      27,560,912                23,113,617
Customer contracts, net                                                                                --                73,571,131
Goodwill, net                                                                                   7,218,743                85,515,985
Debt issuance costs, net                                                                        1,047,221                 1,768,281
Other identifiable intangibles, net                                                                    --                 2,187,464
Restricted cash and cash equivalents                                                            1,163,229                 1,100,000
Other assets                                                                                      568,431                   119,033
                                                                                             ------------             -------------
    Total assets                                                                             $ 45,627,797             $ 241,036,330
                                                                                             ============             =============

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
  Current portion of long-term debt, related party                                           $  1,738,724             $          --
  Current portion of long-term debt                                                             3,059,879                18,765,000
  Current portion of capital lease obligations                                                    146,316                   431,555
  Accounts payable                                                                              1,773,930                 2,873,707
  Accrued expenses                                                                              2,906,383                 8,816,766
  Current portion of deferred revenue                                                           3,812,626                 7,576,993
  Other liabilities                                                                                    --                   139,066
                                                                                             ------------             -------------
    Total current liabilities                                                                  13,437,858                38,603,087

  Long-term debt, net of current portion, related party                                        10,696,537                        --
  Long-term debt, net of current portion                                                       29,566,223                46,977,612
  Capital lease obligations, net of current portion                                               361,542                   453,811
  Deferred revenue, net of current portion                                                             --                   312,343
  Deferred income taxes                                                                         2,458,738                   759,425
  Other liabilities                                                                               384,480                   374,119
  Due to related parties                                                                          285,300                   153,203
                                                                                             ------------             -------------
    Total liabilities                                                                          57,190,678                87,633,600
                                                                                             ------------             -------------

Commitments and Contingencies

Stockholders' (deficit) equity
  Preferred stock, $0.001 par value; authorized
    3,000,000 shares and none issued and outstanding                                                   --                        --
  Common stock, $0.001 par value; authorized
    100,000,000 shares; issued and outstanding
    709,719 shares at December 31, 2002 and 24,607,731 at
    December 31, 2003
                                                                                                      709                    24,608
  Common stock subscribed                                                                              --                   315,342
  Paid-in capital                                                                               5,554,289               205,086,659
  Accumulated deficit                                                                         (17,117,879)              (52,023,879)
                                                                                             ------------             -------------
    Total stockholders' (deficit) equity                                                      (11,562,881)              153,402,730
                                                                                             ------------             -------------
    Total liabilities and stockholders' (deficit) equity                                     $ 45,627,797             $ 241,036,330
                                                                                             ============             =============

    The accompanying notes are an integral part of the financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
               Combined For the Years Ended December 31, 2001 and
           2002 and Consolidated for the Year Ended December 31, 2003

                                                                                          Years Ended December 31,
                                                                           --------------------------------------------------------
                                                                               2001                  2002                  2003
                                                                           ------------          ------------          ------------
Revenue:
  Monitoring fees                                                          $ 18,783,491          $ 20,136,016          $ 24,099,653
  Revenue from customer accounts                                                     --                    --            15,854,509
  Billing fees                                                                  304,116               558,347               112,127
  Related party monitoring fees                                                 506,982             1,565,017               292,968
  Related party placement fees                                                  974,448             1,236,227                90,437
  Service and subcontractor fees                                                     --                    --               417,904
                                                                           ------------          ------------          ------------
Total revenue                                                                20,569,037            23,495,607            40,867,598

Cost of revenue (excluding depreciation
  and amortization)                                                          13,128,010            15,424,912            16,393,439
                                                                           ------------          ------------          ------------
                                                                              7,441,027             8,070,695            24,474,159
                                                                           ------------          ------------          ------------
Operating expenses:
  Selling and marketing                                                       1,117,228               736,866             1,108,621
  Depreciation and amortization                                               3,581,071             5,580,985            12,322,558
  Loss (gain) on disposal of equipment                                           31,237                (5,605)                   --
  General and administrative                                                  1,834,292             2,530,374            11,167,460
  General and administrative-related party                                           --                    --             3,525,000
                                                                           ------------          ------------          ------------
Total operating expenses                                                      6,563,828             8,842,620            28,123,639
                                                                           ------------          ------------          ------------

Income (loss) from operations                                                   877,199              (771,925)           (3,649,480)
Other income (expense):
  Other income, net                                                             500,000               656,299               295,984
  Amortization of debt issuance costs                                          (794,357)           (1,619,086)           (3,168,315)
  Related party interest expense                                               (329,763)           (1,284,922)             (914,229)
  Interest expense                                                           (3,290,389)           (3,309,021)          (12,655,617)
  Interest income                                                                    --                    --             1,613,669
                                                                           ------------          ------------          ------------
Income (loss) before income taxes                                            (3,037,310)           (6,328,655)          (18,477,988)
Income tax expense (benefit)                                                   (703,784)             (681,443)            3,526,572
                                                                           ------------          ------------          ------------
Net income (loss)                                                          $ (2,333,526)         $ (5,647,212)         $(22,004,560)
                                                                           ============          ============          ============
Basic and diluted income (loss) per share                                  $      (4.21)         $      (9.53)         $      (1.95)
                                                                           ============          ============          ============
Weighted average number of common
  shares outstanding                                                            553,808               592,785            11,263,455
                                                                           ============          ============          ============
Unaudited:
Pro Forma income tax to give effect to
  the conversion from S to C Corporation
  status (Note 2):
Income (loss) before benefit from income taxes                             $ (3,037,310)         $ (6,328,655)         $(18,477,988)
Income tax expense (benefit)                                                   (955,569)           (2,871,573)              (89,916)
                                                                           ------------          ------------          ------------
Net income (loss)                                                          $ (2,081,741)         $ (3,457,082)         $(18,388,072)
                                                                           ============          ============          ============
Basic and diluted income (loss) per share                                  $      (3.76)         $      (5.83)         $      (1.63)
                                                                           ============          ============          ============

    The accompanying notes are an integral part of the financial statements.

              INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

           Combined For the Years Ended December 31, 2001 and 2002 and
                Consolidated For the Year Ended December 31, 2003

                                                   Common Stock      Common Stock     Paid-in       Accumulated   Total Stockholders
                                                 Shares     Amount    Subscribed      Capital           Deficit    (Deficit) Equity
                                               ----------   -------   ----------   -------------    ------------   ----------------
Balance January 1, 2001                           553,808   $   554   $       --   $   2,124,446    $ (9,137,141)   $  (7,012,141)
Net loss                                               --        --           --              --      (2,333,526)      (2,333,526)
                                               ----------   -------   ----------   -------------    ------------    -------------
Balance, December 31, 2001                        553,808        554          --       2,124,446     (11,470,667)      (9,345,667)
Net loss                                               --        --           --              --      (5,647,212)      (5,647,212)
Issuance of common shares for acquisition
of Criticom                                       155,911       155           --       3,429,843              --        3,429,998
                                              -----------   -------   ----------   -------------    ------------    -------------
Balance, December 31, 2002                        709,719       709           --       5,554,289     (17,117,879)     (11,562,881)

Net loss                                               --        --           --              --     (22,004,560)     (22,004,560)
Issuance of common shares for acquisition
of IASI and affiliates                            864,192       865           --      11,559,079              --       11,559,944
Predeccessor basis in IASI                             --        --           --     (17,113,351)     (4,351,440)     (21,464,791)
Issuance of common shares for consolidation
of Morlyn                                          17,000        17           --             (17)             --               --
Issuance of common shares for initial
public offering of Company's common stock      22,000,000    22,000           --     187,380,587              --      187,402,587
Issuance of common shares for exercise of
underwriters' over allotment option               982,729       983           --       8,452,943              --        8,453,926
Contingent shares for Criticom purchase            34,091        34      315,342         315,308              --          630,684
Imputed interest expense associated with
conversion feature of debt                             --        --           --         387,821              --          387,821
Shareholder options                                    --        --           --       8,550,000      (8,550,000)             --
                                               ----------   -------   ----------   -------------    ------------    -------------
Balance, December 31, 2003                     24,607,731   $24,608   $  315,342   $ 205,086,659    $(52,023,879)   $ 153,402,730
                                               ==========   =======   ==========   =============    ============    =============

    The accompanying notes are an integral part of the financial statements.

              INTEGRATED ALARM SERVICE GROUP, INC. AND SUBSIDIARIES


                            STATEMENTS OF CASH FLOWS
           Combined For the Years Ended December 31, 2001 and 2002 and
                Consolidated For the Year Ended December 31, 2003

                                                                                             Years Ended December 31,
                                                                                   -------------------------------------------------
                                                                                       2001              2002             2003
                                                                                   ------------      -----------      -------------
Cash flows from operating activities:
  Net income (loss)                                                                $ (2,333,526)     $(5,647,212)     $ (22,004,560)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                     3,581,071        5,580,985         12,322,558
    Amortization of debt issuance costs                                                 794,357        1,619,086          3,168,315
    Interest expense - non-cash, notes                                                       --           97,725            387,821
    Litigation settlement                                                                    --         (957,275)                --
    Provision for (reversal of) bad debts                                               243,396         (120,736)         1,564,729
    Deferred income taxes                                                              (716,743)        (346,775)         3,339,330
    Non-cash service fees                                                                    --               --          1,825,000
    Loss (gain) on disposal of property and equipment                                    31,237           (5,605)                --
  Changes in assets and liabilities, net of effects of acquisitions and non-cash transactions:
    Accounts receivable                                                                   4,243          892,034         (1,405,553)
    Inventories                                                                              --               --            (11,613)
    Prepaid expenses                                                                     35,428           28,782         (1,024,357)
    Other assets                                                                         13,859         (342,291)           454,070
    Due from/to related parties                                                        (876,003)       1,203,019            (17,790)
    Accounts payable and accrued expenses                                               192,346        1,386,547         (3,250,941)
    Deferred revenue                                                                     29,627         (363,800)           707,501
    Other liabilities                                                                    12,959         (332,640)          (293,151)
                                                                                   ------------      -----------      -------------
        Net cash provided by (used in) operating activities                           1,012,251        2,691,844         (4,238,641)
                                                                                   ------------      -----------      -------------
Cash flows from investing activities:
  Purchase of property and equipment                                                   (200,420)        (944,970)          (603,769)
  Proceeds from sale of property and equipment                                            3,500            7,500                 --
  Purchase of customer contracts                                                             --               --        (10,794,192)
  Financing of customer loans                                                                --               --         (3,456,867)
  Short-term investments                                                                     --       (3,000,000)         3,000,000
  Repayment of customer loans                                                                --               --            730,049
  Decrease (increase) in restricted cash and cash equivalents                          (316,391)        (113,538)         2,909,979
  Business acquisitions, net of cash acquired                                        (1,192,117)      (4,812,010)       (49,769,539)
                                                                                   ------------      -----------      -------------
        Net cash used in investing activities                                        (1,705,428)      (8,863,018)       (57,984,339)
                                                                                   ------------      -----------      -------------
Cash flows from financing activities:
  Proceeds of initial public offering                                                        --               --        195,856,510
  Proceeds of long-term debt, related party                                           2,325,000        8,800,000          2,000,000
  Proceeds of long-term debt                                                          2,600,000        5,500,000          6,839,404
  Payments of obligations under capital leases                                         (112,806)         (79,273)          (146,540)
  Repayment of long-term debt                                                        (3,093,782)      (6,144,329)      (100,173,855)
  Repayment of long-term debt, related party                                           (308,539)      (2,017,177)        (6,909,765)
  Debt issuance costs                                                                  (643,998)        (670,000)          (249,039)
                                                                                   ------------      -----------      -------------
         Net cash provided by financing activities                                      765,875        5,389,221         97,216,715
                                                                                   ------------      -----------      -------------

Net increase (decrease) in cash and cash equivalents for the year                        72,698         (781,953)        34,993,735
Cash and cash equivalents at beginning of year                                        1,151,337        1,224,035            442,082
                                                                                   ------------      -----------      -------------
Cash and cash equivalents at end of year                                           $  1,224,035      $   442,082      $  35,435,817
                                                                                   ============      ===========      =============

Supplemental disclosure of cash flow information:
  Interest paid                                                                    $  3,514,879      $ 4,049,719      $  13,432,321
                                                                                   ============      ===========      =============
  Income taxes paid                                                                $         --      $        --      $          --
                                                                                   ============      ===========      =============

Supplemental disclosure of non-cash items:
  Common stock issued to purchase IASI                                                                                $ 11,559,944
                                                                                                                      =============
  Debt assumed from a related party                                                                                   $  1,825,000
                                                                                                                      =============

    The accompanying notes are an integral part of the financial statements.

1. Description of Business

Integrated Alarm Services Group, Inc. and Subsidiaries ("IASG" or the "Company") is the successor to KC Acquisition Corporation. In January 2003 KC Acquisition was re- incorporated by merging into Integrated Alarm Services Group, Inc.
(IASG) (Note 11). IASG provides alarm-monitoring services to independent alarm dealers and other telemetry customers on a contract basis. IASG operates three Underwriters Laboratories listed call centers that provide alarm receiving, processing, notification and related services for the monitoring of various types of alarm systems. In addition to its call centers, IASG maintains five regional dealer care locations designed to provide customized services to independent alarm dealers. Alarm monitoring services for subscribers of independent alarm dealers are outsourced to IASG. Subscribers contract with alarm dealers for services like alarm installation, maintenance and monitoring. In connection with the Company acquisitions in the fourth quarter of 2003, more fully described in Note 11, the Company has begun to perform installations and provide maintenance service to its customers.

Morlyn Financial Group (Morlyn), a limited liability company, was formed in May 2000 to assist independent alarm dealers in selling their retail portfolios to Integrated Alarm Services, Inc. (IASI), a related party of Morlyn. Morlyn provides due diligence and other related services for IASI and also earns fees from independent alarm dealers by providing billing services. In January 2003 Morlyn (formerly under common ownership) was acquired by IASG and became a wholly owned subsidiary.

Criticom-IDC (Criticom) is a wholly owned subsidiary of IASG. Criticom is an S corporation which provides monitoring services to customers on a contract basis. Criticom provides alarm-monitoring services to independent alarm dealers and other telemetry customers as well as Global Positioning Systems (GPS) technology that customers use to track various types of moveable assets. Criticom operates an Underwriters Laboratories listed call center that provides alarm receiving, processing, notification and related services for the monitoring of various types of alarm systems.

Integrated Alarm Services, Inc. (IASI) which was acquired on January 31, 2003 provides financing and capital to independent security alarm dealers throughout the United States. IASI provides working capital to the independent dealers necessary for the growth of the dealers' business and financing for acquisitions. IASI has built a vertically integrated infrastructure, capable of handling all aspects of a financing for independent alarm dealers including due diligence, billing and collections and the securitizing of alarm contracts assumed upon the foreclosure of loans to dealers for which it provides monitoring services (through IASG and other non-affiliated entities) to its customers.

Lane Security, Inc. (Lane) was acquired in December 2003. Its primary operating entity, Protection Service Industries, L.P., installs, services and monitors commercial and residential alarm systems in Arizona, California and New Mexico.


2. Summary of Significant Accounting Policies

Principles of consolidated financial statements

The consolidated financial statements include the accounts of IASG and its subsidiaries from the date of their acquisition. All inter-company balances and transactions have been eliminated. Prior to the acquisition of Morlyn in January 2003, the financial statements were presented as combined financial statements.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment information
The Company believes it operates two reportable segments: (1) Alarm-Monitoring wholesale services and (2) Alarm- Monitoring retail services. (see Note 15).

Comprehensive income

No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any other comprehensive income to report.

Revenue recognition

IASI provides monitoring services to customers under contracts ranging from one to five years in duration. Such contracts are cancelable with notice sixty days prior to the contract expiration date and contain no upfront fees or set up service. Customers are notified, if required, prior to the maturity date and contracts automatically renew for an annual term if no action is taken. Revenue from customer contracts is recognized as services are provided over the related monitoring contract period when a written contract is in place and collection is probable. Services may be billed in advance on a monthly, quarterly or annual basis and amounts billed but not earned are recorded as deferred revenues. Revenues deferred are recognized on a straight line basis over the term of the service agreement as the alarm monitoring services are provided.

Interest income from dealer notes receivable is recognized using the interest method. Accrual of interest income on notes receivable is suspended when a dealer portfolio is contractually delinquent for one hundred twenty days or more. The accrual is resumed when the dealer portfolio becomes contractually current, and past due interest income is recognized at that time. Generally, IASI forecloses on delinquent accounts and takes ownership of the related contracts which collateralize the notes. Refunds are granted only upon request from the customer when a payment is made on a closed account or a payment was processed where the funds were not payable to IASI.

The Company provides monitoring and billing services for a monthly fee for the subscribers of independent alarm dealers. The majority of the contracts are annual. Such contracts contain no upfront fees or setup service. Monitoring and billing revenue is recognized as the monitoring and billing services are provided. Deferred revenue represents amounts billed and or collected in advance of services being provided. Revenues deferred are recognized over the term of the service agreement as the alarm monitoring and billing services are provided.

Morlyn assists independent alarm dealers in selling their portfolios of subscriber contracts to IASI. Morlyn receives placement fees for this assistance in selling the subscriber portfolios. Since these placement fees are contingent they are recognized generally when the transactions are consummated. Deal related costs are expensed as incurred.

Installation revenues associated with installing monitoring systems are deferred and recognized over the expected life of the customer contract, including extensions.

Cash and cash equivalents
Cash and cash equivalents include cash, certificates of deposit, and money market funds with original maturities of three months or less at the time of purchase. The carrying amount of cash and cash equivalents approximates fair value.

The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of these institutions regularly and management does not believe there is a significant credit risk associated with deposits in excess of federally insured limits. At December 31, 2002 and 2003, cash and cash equivalent balances in excess of FDIC limits approximated $1,107,000 and $14,663,000, respectively.

Short-term investments
Included in short-term investments at December 31, 2002 is $3,000,000 in marketable securities received under a related party loan agreement. The carrying amount of short-term investments approximates fair value. These marketable securities were returned to the related party and the related note payable cancelled upon the successful completion of the IPO.

Restricted cash and cash equivalents
Cash and cash equivalents restricted under the terms of the Company's debt obligations are classified to correspond with the classification of the related debt.

Notes receivable
IASI which was acquired on January 31, 2003, makes loans to dealers, which are collateralized by the dealers' portfolio of customer monitoring contracts. Loans to dealers are carried at the lower of the principal amount outstanding or the net realizable value of the portfolio underlying the loan. Loans are generally considered nonperforming if they are 120 days in arrears of contractual terms. Management periodically evaluates the loan portfolio to assess the collectibility of dealer notes and adequacy of the allowance for loan losses. Management reviews certain criteria in assessing the adequacy of the allowance for loan losses including IASI's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Loan impairment is identified when a portfolio's cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of customer contracts using recent transaction prices and industry benchmarks. When a dealer becomes delinquent, the Company generally forecloses on and takes ownership of the portfolio of customer monitoring contracts.

Allowance for doubtful accounts--Notes Receivable

Changes in the allowance for doubtful accounts were as follows:

       January 1, 2003                    $      --
       Provisions                          (522,549)
       Write-offs                           391,695
                                          ----------

       December 31, 2003                  $(130,854)
                                          ==========

Contractual maturities of notes receivable as of December 31, 2003 are as follows:

        2004                              $   735,149
        2005                                1,140,639
        2006                                1,286,379
        2007                                1,250,971
        2008                                  862,131
        2009 and thereafter                   116,853
                                           ----------
                                           $5,392,122
                                           ==========

At December 31, 2003 notes receivable from dealers was collateralized by customer monitoring contracts with recurring monthly revenue of approximately $127,000. Interest income on notes receivable was $1,425,249 for the year ended December 31, 2003 and is included in interest income in the statement of operations.

Deferred revenue-notes receivable
Deferred revenue on notes receivable represents amounts paid by the dealers for services the Company will render in the future. In connection with the loans to dealers, the Company withholds a portion of the amount loaned to cover services for the remaining term of the contract. The deferred fees are recognized as revenues as the billing and collection services are provided to the dealers. Amounts withheld are nonrefundable.

Accounts receivable
Accounts receivable consists primarily of amounts due from independent alarm dealers located in the United States. Credit is extended based upon an evaluation of the customer's financial condition and credit history. Receivables that are deemed uncollectible have been provided for in the Company's allowance for doubtful accounts.

Allowance for Doubtful Accounts--Accounts Receivable

Changes in the allowance for doubtful accounts were as follows:

        January 1, 2001                   $ (226,323)
        Provisions                          (243,396)
        Write-offs                           154,983
                                          -----------

        December 31, 2001                   (314,736)
        Reversal of Provisions               120,736
                                          -----------

        Decmber 31, 2002                    (194,000)
        Provisions                        (1,042,180)
        Write-offs                         1,063,598
        Recoveries                          (577,418)
                                          -----------
        December 31, 2003                 $ (750,000)
                                          ===========

Inventories
Inventories are stated at the lower of cost or market. Inventories include commercial and residential alarm system components, parts and supplies. Cost is determined using the first-in, first-out method. Provision for potentially obsolete or slow moving inventory is made based on analysis of inventory levels and forecasts.

Customer contracts
Customer monitoring contracts are acquired from the dealers' pre-existing portfolios of contracts or assumed upon the foreclosure on dealers' loans. These acquired customer contracts are recorded at cost which management believe approximates fair value. Customer contracts assumed as a result of foreclosure on dealer loans are recorded at the lower of cost (loan carrying value) or the fair value of customer contracts using recent transaction prices and industry benchmarks at the time of foreclosure.

Customer contracts are amortized over the term that such contracts are expected to remain a customer of the Company. The Company on an ongoing basis conducts comprehensive reviews of its attrition experience and adjusts its estimated lives of customer contracts. As a result of the Company's comprehensive review in 2003, no adjustment to estimated lives was required. Direct incremental costs resulting from the installation of Company owned security systems are deferred and amortized over the estimated lives of the customer contracts, including extentions.

The Company's amortization methods below consider the average estimated life and historical and projected attrition rates determined from actual experience and a recent attrition study and consists of the following portfolios:

Acquired as a result of the IASI merger:

Existing at January 31, 2003          Accelerated method              Period
-----------------------------------   -----------------------------   --------
Existing portfolio accounts (bulk)    150% Declining balance          8 years
Dealer acquired new accounts (flow)   160% Declining balance          8 years
Contracts assumed from dealers        160% Declining balance          4 years

Acquired subsequent to the IASI merger:

Acquired after January 31, 2003
-----------------------------------
Existing portfolio accounts (bulk)    Straight-line plus attrition    18 years
Dealer acquired new accounts (flow)   200% Declining balance          12 years
Contracts assumed from dealers        200% Declining balance          8 years

Debt issuance costs
Debt issuance costs represents direct costs incurred in connection with obtaining financing with related parties and banks. Debt issuance costs are being amortized over the life of the related obligations using the effective interest method.

Other identifiable intangibles
Other identifiable intangibles, which include trade names and partnering (marketing) relationships, are being amortized over their estimated lives of 6 years.

Property and equipment
Property and equipment are reported at cost less accumulated depreciation. When assets are sold, retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is recognized. Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

        Furniture, leaseholds and equipment    3-10 years
        Vehicles                               3-5 years
        Building and building improvements     10-39 years
        Computer software                      3-5 years

Leasehold improvements are being amortized over the shorter of the estimated useful life of the asset or lease term. Equipment under capital lease is being amortized over the lease term.

Repairs and maintenance are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized.

Dealer relationships
Alarm monitoring services for subscribers of independent alarm dealers are outsourced to the Company. The Company acquires such dealer relationships from other monitoring companies. The Company amortizes the cost of dealer relationships using declining balance accelerated methods. The Company primarily utilizes the 150% declining balance method over 15 years.

Goodwill
Goodwill was being amortized on a straight-line basis over its estimated useful life of 15 years through December 31, 2001. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. An initial transition impairment test of goodwill was required as of January 1, 2002. The Company completed this initial transition impairment test during the second quarter of 2002, which did not result in any impairment charges. The Company's impairment test is performed in the third quarter of each year, to date no impairment charge has been required. Management will evaluate goodwill for impairment on an annual basis in accordance with SFAS No. 142.

For purposes of applying SFAS No. 142, the Company has determined that it has two reporting units consistent with its two operating segments. Fair value of the reporting units and the related implied fair value of its goodwill was established using valuation techniques based upon multiples of earnings and discounted cash flows. The Company has identified no impairment charges. (See
Note 5)

Accrued expenses consist of the following:

                                                           December 31,
                                                     -------------------------
                                                        2002          2003
                                                     ----------    ----------
        Accrued payroll, vacation and bonuses        $  507,399    $2,914,987
        Holdbacks on acquired customer contracts             --     3,341,881
        Other accrued expenses                        2,398,984     2,559,898
                                                     ----------    ----------
        Total                                        $2,906,383    $8,816,766
                                                     ==========    ==========

Stock based compensation
The Company accounts for activity under the employee stock plans using the intrinsic value method prescribed by Accounting Principals Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, the Company generally recognizes no compensation expense with respect to options granted to employees and directors as the option exercise price is generally equal to or greater than the fair value of the Company's common stock on the date of the grant

The following table illustrates the effect on net loss and net loss per share if the Company had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123.

                                                                     Year ended December 31,
                                                            ------------------------------------------
                                                                2001          2002            2003
                                                            -----------    -----------    ------------
        Net loss, as reported                               $(2,333,526)   $(5,647,212)   $(22,004,560)
        Less: Stock-based compensation expense
        determined under fair value method for all
        awards, net of related tax effects                           --             --        (129,600)
                                                            -----------    -----------    ------------
        Pro forma net loss                                  $(2,333,526)   $(5,647,212)   $(22,134,160)
                                                            ===========    ===========    ============
        Net loss per share, as reported-basic and diluted   $     (4.21)   $     (9.53)   $      (1.95)
                                                            ===========    ===========    ============
        Pro forma net loss per share-basic and diluted      $     (4.21)   $     (9.53)   $      (1.97)
                                                            ===========    ===========    ============

Income taxes
For federal and state income tax purposes, IASG was treated as an S corporation until the acquisition of IASI on January 31, 2003 and accordingly the Company's income taxes or credits resulting from earnings or losses were payable by or accrued to its shareholders. For federal and state income tax purposes, IASG became a C corporation effective January 31, 2003 which results in recording current and deferred income taxes from its earnings and losses and recognizing the tax consequences of "temporary differences" between financial statement and tax basis of existing assets and liabilities.

For federal and state income tax purposes, Morlyn was treated as a limited liability company (LLC) until January 31, 2003 and accordingly the income taxes or credits resulting from earnings or losses were payable by or accrued to its members.

Advertising costs
The Company's policy is to expense advertising costs in the period in which the expense is incurred. Advertising expense was $30,500, $8,278, and $47,255 for the years ended December 31, 2001, 2002 and 2003, respectively.

Net loss per share
The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Because the Company is in a net loss position, there are no potentially dilutive securities outstanding. Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements.

Risks and uncertainties
The Company operates in one industry and two segments. A principal element of the Company's business strategy is to acquire wholesale security system alarm monitoring businesses and related security alarm monitoring contracts or businesses. Acquisitions of monitoring call centers involve a number of special risks, including the possibility of unanticipated problems not discovered prior to the acquisition, account attrition (i.e. cancellation) and the diversion of management's attention from other business activities in order to focus on the assimilation of such acquisitions.

The Company is subject to operational and regulatory risk. Liabilities may arise due to system failures and false alarms. New technologies may cause existing technologies to become obsolete. Future government or other organizational regulations and standards could have an adverse effect on the Company's financial position, results of operations or cash flow.

Impairment of long-lived assets and long-lived assets to be disposed of The Company accounted for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of through December 31, 2001. SFAS No. 121 required that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has identified no such impairment losses.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Cash flows of dealer relationshps and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Customer contracts were recorded at fair value on January 31, 2003, the purchase date. The Company has identifed no impairment losses.

Recent accounting pronouncements
In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46). "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. FIN 46 gives guidance that determines whether consolidation of a variable interest entity is required. FIN 46 is effective now for certain special purpose entity relationships and for all other entity relationships after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (FAS No. 150). The Standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard becomes effective for any financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No. 150 to have a material effect on its financial statements.

Reclassifications
Certain prior years amounts have been reclassified to conform to the current year presentation.

3. Property and Equipment

Property and equipment consist of the following at:

                                                       December 31
                                                       -----------
                                                    2002            2003
                                                 -----------    -----------
Furniture, leaseholds and equipment              $ 3,849,614    $ 6,318,218
Vehicles                                               8,230        897,115
Building and building improvements                   582,015        591,328
Computer software                                    509,157      1,075,027
Land                                                 124,418        124,418
                                                 -----------    -----------
                                                   5,073,434      9,006,106
Less accumulated depreciation and amortization    (2,365,273)    (3,243,520)
                                                 -----------    -----------
                                                 $ 2,708,161    $ 5,762,586
                                                 ===========    ===========

Depreciation expense was $475,163, $833,481 and $950,949 for the years ended December 31, 2001, 2002 and 2003, respectively.

Unamortized computer software costs totaled $303,547, and $835,514 respectively, at December 31, 2002 and 2003. Amortization expense related to computer software was $14,206, $74,113, and $239,513 for the years ended December 31, 2001, 2002 and 2003, respectively. The cost basis of equipment under capital leases approximated $479,593 and $1,345,093 at December 31, 2002 and 2003,
respectively. Accumulated amortization for equipment under capital lease approximated $47,115, and $278,872 at December 31, 2002 and 2003, respectively.

4. Debt Issuance Costs

Debt issuance costs consist of the following at:

                                                    December 31
                                                    -----------
                                                2002            2003
                                             -----------    -----------
       Debt issuance costs                   $   635,825    $ 3,640,336
       Debt issuance costs - related party       745,000             --
       Accumulated amortization                 (333,604)    (1,872,055)
                                             -----------    -----------
                                             $ 1,047,221    $ 1,768,281
                                             ===========    ===========

Amortization expense of debt issuance costs for the years ended December 31, 2001, 2002 and 2003 was $794,357, $1,619,086, and $3,168,315 respectively.
Included in amortization expense for the year ended December 31, 2003 is approximately $ 1,437,000 of debt issuance costs charged to earnings due to the prepayment of certain debt from IPO proceeds.

5. Goodwill and Intangibles

During the year ended December 31, 2003, goodwill increased by $78,297,242 (see
Note 11) as a result of the following:

        Balance at December 31, 2001 and 2002         $ 7,218,743
        Acquisition of IASI                            51,891,675
        Acquisition of Lane                            17,630,924
        Criticom contingent consideration                 630,684
        Other acquisitions                              8,143,959
                                                      -----------
        Balance at December 31, 2003                  $85,515,985
                                                      ===========

The amount of goodwill that is expected to be deductible for income tax purposes is $ 3,127,000.

If SFAS No. 142 had been adopted on January 1, 2001, fiscal 2001 amortization of goodwill of $601,343 would have been reversed resulting in an adjusted net
(loss) of $(1,732,183). The adjusted basic and diluted (loss) per share would be $(3.13).

Customer Contracts and Dealer Relationships

Customer contracts at December 31, 2003 consist of the following:

                                                                                                    Contracts
                                                               Existing             Dealer           assumed
                                                               Portfolio           Acquired         from dealers          Total
                                                              ------------       ------------       ------------       ------------
        Customer contracts (all acquired in 2003)             $ 49,341,567       $ 23,062,462       $  8,058,738       $ 80,462,767
        Accumulated amortization (2003 amortization)            (1,525,020)        (3,516,755)        (1,849,861)        (6,891,636)
                                                              ------------       ------------       ------------       ------------
                                                              $ 47,816,547       $ 19,545,707       $  6,208,877       $ 73,571,131
                                                              ============       ============       ============       ============

Certain customer contracts acquired as part of the IASI acquisition, with a cost basis of approximately $12,422,000, were subject to optional repurchase by the seller at a discounted price. Such repurchase was contingent on the seller complying with certain conditions outlined in the contract purchase agreement over a six-year period. Management believes the seller has defaulted on the terms of the agreement and the repurchase option is deemed null and void.

Customer contract amortization expense for the year ended December 31, 2003 was $6,891,636.

Dealer relationships consist of the following:

                             December 31, 2002  Amortization  December 31, 2003
                             -----------------  ------------  -----------------
Dealer relationship             $ 39,958,089    $         --     $ 39,958,089
Accumulated amortization         (12,397,177)     (4,447,295)     (16,844,472)
                                ------------    ------------     ------------
                                $ 27,560,912    $ (4,447,295)    $ 23,113,617
                                ============    ============     ============

Other identifiable intangibles consist of the following at December 31, 2003:

Trade name                      $ 1,217,000
Partnering relationships            874,000
Non-compete agreements              129,143
Accumulated amortization            (32,679)
                                ------------
                                $ 2,187,464
                                ============

Other identifiable intangible assets amortization expense for the year ended December 31, 2003 was $32,679.

Estimated amortization expense of customer contracts, and dealer relationships and other identifiable intangible assets for the years ending December 31, 2004 through 2008 is as follows:

               Customer           Dealer       Other Identifiable
    Year       Contracts       Relationships   Intangible Assets     Total
-------------------------------------------------------------------------------
    2004       10,166,251        3,777,286          422,302        14,365,839
    2005        8,568,192        2,955,556          403,841        11,927,589
    2006        7,486,189        2,581,858          348,500        10,416,547
    2007        6,333,564        2,303,889          348,500         8,985,953
    2008        5,709,043        2,151,540          348,500         8,209,083

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. The impact of attrition in 2003 was not representative of what it will be in future periods due to the impact of significant acquisitions late in the fiscal year.

6. Long-term debt consists of the following at:

Related Party Promissory Notes:

                                                                                            December 31,
                                                                        ------------------------------------------------------
                                                                                  2002                          2003
                                                                        --------------------------     -----------------------
A series of promissory notes payable to IASI in original amounts                $  673,113                    $      --
totaling $1,742,344, maturing from February 2001 to August 2005
Aggregate monthly installments of principal and interest
approximates $56,000. Fixed interest rates range from 23% to 31%;
collateralized by financed accounts receivable. These notes are cross collateralized with each other. Debt eliminated upon merger with
IASI on January 31, 2003

A series of promissory notes payable to IASI in original amounts                 1,152,722                           --
totaling $2,325,000, maturing from August 2005 to April 2006
Aggregate monthly installments of principal and interest
approximates $47,500. Fixed interest rates ranging from 12.50% to
17.30%; collateralized by financed accounts receivable. The Company is required to maintain cash with the lender of $50,000, which is restricted to be used to satisfy debt service requirements in the event the Company does not have the cash flow to service the debt
Such amount is included in restricted cash and cash equivalents
Debt eliminated upon merger with IASI on January 31, 2003

Promissory note payable to related party owned by stockholders of                5,377,357                           --
the Company in original amount of $5,800,000, maturing July 1,
2007. Aggregate monthly installments of principal and interest of approximately $129,200. Fixed interest rate of 14.31%; collateralized by financed accounts receivable. The Company is required to maintain cash with the lender of $100,000, which is restricted to be used to satisfy debt service requirements in the event the Company does not have the cash flow to service the debt. At December 31, 2002 such amount was not on deposit with the lender. Note retired with proceeds of IPO

Promissory note payable to related party in the original amount of                 585,000                           --
$685,000 is at a fixed interest rate of 10%; $100,000 was paid on
October 5, 2002, $585,000 was paid with proceeds of IPO

Promissory notes payable to IASI maturing from August 2003 to                    1,647,069                          --
February 2006. Aggregate monthly installments of principal and interest of approximately $63,587. Fixed interest rates range from
16.04% to 20.16%; collateralized by financed accounts receivable. The
Company is required to maintain cash with the lender of $100,000, which is restricted to be used to satisfy debt service requirements in the event the Company does not have the cash flow to service the debt. At December 31, 2002, such amount was not on deposit with the lender. Debt eliminated upon merger with IASI on January 31, 2003

Promissory note payable to related party maturing March 15, 2004, the            3,000,000                          --
maturity date was extended to April 30, 2004 in March 2003. Proceeds of $3,000,000 received in October 2002 (Note 2). Interest is payable monthly at Bear Stearn's Broker call rate plus 2.5%. Balloon payment of principal is due at maturity.  Note retired with proceeds of IPO.

                                                                                            December 31,
                                                                        ------------------------------------------------------
                                                                                  2002                          2003
                                                                        --------------------------     -----------------------
Other Notes:

Promissory notes payable to one bank in original amounts totaling               25,877,281                          --
$32,841,000 originally maturing from March 2003 to May 2005
Aggregate monthly installments of principal and interest
approximates $505,000. Fixed interest rates ranging from 8% to
12.5%. Balloon payments due of approximately $11,125,000 in March
2003 (extended to June 2004), $1,750,000 in  June 2004, and
$6,412,000 in May 2005; collateralized by financed accounts
receivable. The Company is required to maintain cash with the lender of $800,000, which is restricted to be used to satisfy debt service requirements in the event that the Company does not have the cash flow to service the debt. At December 31, 2002, $504,233 was on deposit with the lender. Such amount was included in restricted cash and cash equivalents. The lender had required that certain amounts needed to fund the following month's debt service payment be accumulated in a reserve account. At December 31, 2002, $527,556 was accumulated in the reserve account and is classified as restricted cash and cash equivalents in these financial statements. Note retired with proceeds of IPO

$5,500,000 convertible promissory notes payable to investors                     5,500,000                     5,500,000
maturing September 1, 2005. Quarterly installments of interest of approximately $123,750. Fixed interest rate of 9.0%; collateralized by financed accounts receivable

Notes payable to a bank in original amounts totaling $1,506,888                  1,248,821                            --
Aggregate monthly installments of principal and interest
approximates $53,000 beginning October 1999 through November 2004 with final payments of $405,000 and $255,000 in November 2004 and
December 2004, respectively. Fixed interest rate of 8.75%. At
December 31, 2002, $45,140 was accumulated in a reserve account and is classified as restricted cash and cash equivalents in these financial statements.  Notes retired with proceeds of IPO

The Company has a note with one lending institution. As of December                     --                     9,032,982
31, 2003, the monthly installment totals approximately $365,000, including interest. The debt has a variable interest rate of prime plus 2.5% and $982,982, maturing in April 2004, has been fixed with an interest rate swap at 8.3%. The note is collateralized by specific monitoring contracts with recurring monthly revenue of approximately $572,000. The note matures in March 2006

The Company has junior debt with monthly installments of                                --                    51,209,630
approximately $537,000 and interest rates from 9.0% to 12.0%
Balloon payments of $2,301,000, $12,758,000, $26,650,629 and
$4,565,000 are due at April 30, 2004, December 15, 2004, February 1,
2007 and January 1, 2008, respectively, and some of the notes are collateralized by specific monitoring contracts and notes receivable
                                                                               -----------                   -----------
                                                                                45,061,363                    65,742,612
Less: current portion, related party                                             1,738,724                            --
Less: current portion of long-term debt                                          3,059,879                    18,765,000
                                                                               -----------                   -----------
                                                                               $40,262,760                   $46,977,612
                                                                               ===========                   ===========

The Company is required to maintain cash in a reserve fund, which is included in cash-restricted to fund debt service payments on the Senior Debt. Payne Security Group, LLC's Senior Debt agreement contains affirmative covenants including the timely payment of taxes and restrictive covenants including fixed charges to cash flow ratio and attrition ratio. Payne Security Group, LLC was in default of certain covenants, including the timely payment of taxes, fixed charges to cash flow and attrition ratios and on March 7, 2003 and May 9, 2003 obtained permanent waivers from the Senior Debt lender for past violations. With respect to an attrition covenant, the Company in 2003 and January 2004 has provided LaSalle with a security interest in approximately $171,000 of additional alarm contract recurring monthly revenue. After giving effect to the waivers described above, we are not currently in default of our covenants.

In September 2002, one of the Company's subsidiaries borrowed $5,500,000 from investors in a private offering. The Company used the proceeds to extinguish a note payable of $2,600,000 to a bank, to extinguish $900,000 in IASI promissory notes and to extinguish $740,000 of the SAI Note. The promissory notes are convertible into IASG's common stock at seventy-five percent of the initial public offering price. As a result of the initial public offering the benefit of the conversion to the note holders was $1,833,333, which is being charged to earnings as interest expense, over the remaining life of the debt (twenty-six months). The expense for the year ended December 31, 2003 was approximately $388,000. Upon conversion, any remaining unamortized benefit will be charged to earnings.

The Company paid related party debt issuance costs of $454,000 and $670,000 for the years ended December 31, 2001 and 2002, respectively.

Maturities of long-term debt exclusive of capital leases are as follows based on revised agreements at:

                               December 31, 2003
                               -----------------
        2004                   $      18,765,000
        2005                           3,640,000
        2006                           9,326,983
        2007                          29,445,629
        2008                           4,565,000
                               ------------------
                               $      65,742,612
                               ==================

7.  Stockholders' Equity

On July 29, 2003, the Company successfully completed its initial public offering. A total of 22,000,000 shares of common stock were issued at a per share price of $9.25. The net proceeds to the Company after underwriting commissions (7%) and other direct initial offering costs were approximately $187,403,000. The common stock trades on the NASDAQ National Market under the symbol "IASG".

Concurrent with the offering, Messrs. McGinn, Few, Sr., Smith, Quady and the former shareholders of Criticom, were issued, in the aggregate, non-compensatory options to purchase 1,900,000 shares of the Company's common stock (the "Shareholder Options"). The options are non-forfeitable and are exercisable as follows: (i) 30% will be immediately exercisable on the first anniversary of the offering; (ii) 30% will be immediately exercisable on the second anniversary of the offering; (iii) 40% will become immediately exercisable on the third anniversary of the offering. The exercise price of the options are equal to the per share offering price ($9.25). The shareholder options arrangement which contains a cashless exercise provision also permits the Company, at its discretion, to net-share settle the arrangement by the delivery of unregistered shares. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company's Own Stock, these shareholder options have been classified as a permanent equity instrument. Accordingly, the fair value ($8,550,000) of these shareholder options, as determined under the Black-Scholes option valuation model, has been charged to accumulated deficit with a corresponding credit to paid-in capital.

On August 27, 2003, the underwriters of the Company's initial public offering exercised their over allotment option and an additional 982,729 common shares were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were approximately $8,454,000.

Stock-Based Compensation
The Company's 2003 Stock Option Pan ("SOP") permits the grant of options which may either be "incentive stock options" ("ISOs") or "non-qualified stock options: ("NSOs"). The total number of shares of our common stock that may be issued under the SOP may not exceed 150,000, subject to possible adjustment in the future as described below.

All employees, officers, directors, consultants and independent contractors of the Company, or of any parent, subsidiary or affiliate are eligible to be granted options.

The exercise price of an option granted under the SOP may not be less than 100% of the fair market value of the Company's common stock on the date of grant (110% of such fair market value in the case of an ISO granted to an optionee who owns or is deemed to own stock possessing more than 10% of the combined voting power of all classes of our stock).

The number of shares of common stock authorized for issuance under the SOP may be adjusted in the event our shares of common stock are changed into, or exchanged for cash, or securities of another entity through a reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation or combination or other similar transaction. In the event of the occurrence of any of the following, the compensation committee may adjust the number of authorized shares under the SOP, and the options issued under the SOP, as appropriate under the circumstances.

Company stock options outstanding as of December 31, 2003 include options granted during the third quarter of 2003 to purchase 48,000 shares of common stock at a weighted average exercise price of $9.25 per share, with a weighted average contractual life remaining of 9.58 years. As of December 31, 2003 all of the options outstanding were fully vested and exerciseable.

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

        Risk-free interest rate.................4.02%
        Volatility..............................29%
        Option Term (in years)..................10
        Dividend yield..........................0%

The weighted average estimated fair value of stock options granted during the year ended December 31, 2003 was $4.50 per share.

8. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                                               For the years ended December 31,
                                              ----------------------------------
                                                 2001       2002       2003
                                              ---------  ---------   ----------
        Current
                Federal                       $      --   $(267,055)  $       --
                State                            12,959     (67,613)     187,241
                                              ---------   ---------   ----------
        Total current                            12,959    (334,668)     187,241
        Deferred tax (benefit) expense         (716,743)   (346,775)   3,339,331
                                              ---------   ---------   ----------
        Provision (benefit) for income taxes  $(703,784)  $(681,443)  $3,526,572
                                              =========   =========   ==========

The significant components of deferred income tax (benefit) expense are as follows:

                                                          For the Years Ended December 31,
                                                  -----------------------------------------------------
                                                     2001                 2002                 2003
                                                  ---------            ---------            ----------
Deferred tax benefit recognized as a result of
change from "S" to "C" corporation status         $      --            $      --            $3,504,945
Deferred tax (benefit) expense                     (368,764)            (388,766)           (1,039,464)
Net operating loss carryforward                    (347,979)              41,991            (5,099,060)
Valuation allowance                                      --                   --             5,972,910
                                                  ---------            ---------            ----------

Deferred income tax (benefit) expense             $(716,743)           $(346,775)           $3,339,331
                                                  =========            =========            ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2003 are as follows:

                                                                  2002                 2003
                                                              -----------         ------------
Current deferred tax assets (liabilities):
  Allowance for bad debts                                     $        --         $    607,570
                                                              -----------         ------------
    Current deferred tax assets                                        --              607,570
    Valuation allowance                                                --             (607,570)
                                                              -----------         ------------
    Net current deferred tax assets (liabilities)                      --                   --
                                                              -----------         ------------
Long term deferred tax assets (liabilities):
    Charitable contributions carryforward                             460                  466
    Customer contracts                                                 --           29,534,036
    Non-compete agreements                                             --               (3,114)
    Dealer relationships                                       (3,413,685)          (5,699,584)
    Depreciation                                                  (28,860)             (99,745)
    Net operating loss carryforward                               983,347           11,816,366
                                                              -----------         ------------
      Net long term deferred tax assets (liabilities)          (2,458,738)          35,548,425
      Valuation allowance                                              --          (36,307,850)
                                                              -----------         ------------
Net deferred tax assets (liabilities)                         $(2,458,738)        $   (759,425)
                                                              ===========         ============

The deferred tax liability of $759,425 represents the state deferred tax liability of IASG which cannot be offset by the state deferred tax asset of its subsidiaries due to the companies being subject to state taxes in different state tax jurisdictions.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 34% as follows:

                                                                                                December 31,
                                                                                      -------------------------------
                                                                                       2001         2002        2003
                                                                                      -------     -------     -------
Pretax loss at statutory tax rate                                                     (34.00)%    (34.00)%    (34.00)%
Effect of state taxes, net of federal benefit                                              - %         - %      1.01 %
Effect of net deferred state taxes, net of federal benefit                             (3.35)%     (1.94)%     (0.90)%
Tax expense due to conversion from "S" corporation to "C" corporation                      - %         - %     18.97 %
Valuation allowance                                                                        - %         - %     32.32 %
S corporation loss                                                                     20.56 %     30.02 %      0.95 %
LLC income                                                                             (6.58)%     (0.54)%         - %
Reversal of a tax liabiltiy for a tax year no longer subject to an examination             - %     (4.22)%         - %
Effect of permanent differences                                                            - %         - %      2.89 %
Other, net                                                                              0.20 %     (0.09)%     (2.15)%
                                                                                      -------     -------     -------
Provision (benefit) for income tax                                                    (23.17)%    (10.77)%     19.09 %
                                                                                      =======     =======     =======

C corporation income (loss) before provision for income taxes was ($1,788,618), ($840,936) and ($18,302,306) for the years ended December 31, 2001, 2002 and
2003, respectively.

As a result of the merger of KC Acquisition with IASG during January 2003, KC Acquisition, KCF, Morlyn and Criticom are no longer considered flow through entities to their shareholders and members and, therefore, must record current and deferred income taxes from their earnings and losses, and recognize the tax consequences of "temporary differences" between financial statement and tax basis of existing assets and liabilities. At the time of the change in the tax status from an "S" corporation to a "C" corporation, the Company incurred an additional deferred tax liability of approximately $3.5 million. This is a component of income tax expense in 2003.

At December 31, 2003, the Company has approximately $28,989,000 of net operating loss carryforwards, which begin to expire in 2020. As the result of ownership changes caused by the IPO and related to the acquisition of Lane, approximately $23,367,000 of these net operating losses are subject to IRC Section 382 limitations, which significantly limits the Company's ability to utilize these net operating losses on an annual basis.

Additionally, as a result of the acquisition of Lane, the Company acquired customer contracts that have a tax basis that is approximately $22,444,000 in excess of book basis. A portion of this excess tax basis is considered to be "built-in-loss" pursuant to IRC Section 382 and is also subject to an IRC
Section 382 limitation, which significantly limits the Company's ability to utilize the tax amortization deduction from these contracts on an annual basis.

During 2003, a valuation allowance of $36,915,420 was established. The Company did not have a valuation allowance established prior to 2003. A valuation allowance of $30,942,510 was established in 2003 as a result of acquisitions. As a result of operations, an additional $5,972,910 of valuation allowance was recorded against the Company's deferred tax assets.

In assessing whether deferred tax assets are realizable, management considers whether or not it is more likely than not that some portion or all deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

If the portion of the valuation allowance associated with the acquisitions is reversed in the future, the benefit of any reversal would (a) first be applied to reduce to zero any goodwill related to the acquisitions (b) second to reduce to zero other non-current intangible assets related to the acquisitions and (c) third to reduce income tax expenses.


9. Loss Per Common Share

Loss per common share is as follows:

                                                             December 31,
                                                2001             2002           2003
                                             -----------     -----------     ------------
Numerator
Net income (loss)                            $(2,333,526)    $(5,647,212)    $(22,004,560)
Denominator
  Weighted average shares outstanding            553,808         592,785       11,263,455
Basic and diluted income (loss) per share    $     (4.21)    $     (9.53)    $      (1.95)

Weighted average shares outstanding excludes Company stock to be issued from potential stock option exercises and debt conversions from Shareholder options (1,900,000), Director options (48,000) and debt conversion (792,793) because such common stock equivalents are anti-dilutive.

10. Commitments and Contingencies

Leases
The Company is obligated under operating leases for facility, property and equipment expiring at various dates through February 2010. Rent expense amounted to $595,333, $635,602 and $ 465,385 for the years ended December 31, 2001, 2002 and 2003, respectively.

In addition, the Company leases vehicles, telephone systems and computer equipment under capital leases.

Minimum future annual rental commitments under non-cancelable capital and operating leases at December 31, 2003 are as follows:

Year                                          Capital         Operating
---------------------------------------      ----------      ------------
2004                                         $ 520,086       $ 1,291,804
2005                                           333,580           768,593
2006                                           113,976           677,068
2007                                            30,408           574,134
2008                                            15,379           373,526
Thereafter                                          --           184,700
                                             ---------       ------------
                                                             $ 3,869,825
                                                             ============
Total minimum lease payments                 1,013,429
Amounts representing interest                 (128,063)
                                             ---------

Present value of minimum lease payments        885,366
Current portion                               (431,555)
                                             ---------
Long-term portion                            $ 453,811
                                             =========

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

Royalty agreement
The Company had a trademark and sub-license agreement for the use of the Smith & Wesson name in marketing alarm systems and monitoring services. The agreement had a term of nine years and ten months that commenced on March 1, 1998 and was to expire on December 31, 2008, with certain termination provisions. The agreement required minimum royalties of $600,000 for 1999 and $700,000 per year for each year thereafter payable in quarterly installments of $175,000 beginning in the first quarter of 2000. The agreement was renegotiated in August 2000 to eliminate minimum requirements. Royalty payments were based upon actual royalties earned under the sub-lease agreement for actual new sales and existing monitoring revenues without any minimums. The Company terminated this relationship on August 31, 2002 without any future commitments. Royalty expense was $71,833 and $25,435 for the years ended December 31, 2001 and 2002, respectively.

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

On December 9, 2003, a complaint was filed against the Company in the United States District Court in the southern District of New York entitled Ian Meyers
v. Integrated Alarm Services Group, Inc., et al. The Plaintiff alleges, among other things, that the Company and its professionals engaged in transactions with the Company that were designed to defraud plaintiff out of funds he was entitled to pursuant to Plaintiff's agreement with First Integrated Capital Corporation ("FICC"), his employer, and a company in which he had an equity interest. In January 2003, Payne Security Group, LLC and Guardian Group, LLC were acquired by us and became our wholly owned subsidiaries. In connection with the acquisition of Payne Security Group, LLC, we issued an aggregate of 50,250 shares to TJF Enterprises, LLC, and FICC. In connection with the acquisition of Guardian Group, LLC, we issued an aggregate of 16,750 shares to TJF Enterprises, LLC, and FICC. The controlling shareholders of FICC have material equity interest in the Company with one of its shareholders serving as the Company's CEO and another of its shareholders serving as one of the Company's Directors. In particular plaintiff alleges that the Company and certain of its principals removed valuable revenue-generating assets from FICC and transferred the FICC contracts to the Company for less than fair value. Plaintiff is seeking damages in the amount of $3,000,000. A mediation conference before the court has been scheduled for April 22, 2004. The Company believes that the suit is without merit and intends to vigorously defend itself. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Executive compensation
In connection with the acquisition of AHS, the Company entered into a three year employment agreement with the former owner of AHS. The agreement provides for annual compensation of $420,000 and an annual bonus commencing in 2004 equal to 19% of the amount by which AHS's pre-tax income (as defined in the agreement) for such year exceeds $1,250,000. The Company has the option to make a one-time payment up to 125% of AHS' pre-tax income to the employee under a bonus buy-out provision as defined in the agreement, at which time the Company would have no further annual bonus obligation to the employee. The employee for calendar years 2006-2009 has the right to elect a bonus buy-out. Furthermore, the bonus buy-out shall automatically trigger upon the expiration of the employment term, and under other circumstances as defined in the agreement. The agreement also provides that during the employment term, the employee on an annual basis, will be granted options to acquire Company common stock if AHS achieves certain earnings levels. Such option grants may result in future charges to earnings.

11. Acquisitions

All goodwill on acquisitions completed in 2003 was recorded in the alarm monitoring retail services segment.

On December 15, 2003, the Company purchased all of the issued and outstanding capital stock of Lane Security, Inc. ("Lane") for approximately $43 million in cash. The funds used to acquire Lane were derived from the Company's working capital. The Company acquired all of Lane's issued and outstanding capital stock from Lane's parent corporation, Lane Industries, Inc. ("Parent"), a privately held corporation. The acquisition of Lane was beneficial to the Company due to its sizable portfolio of commercial and residential contracts and its infrastructure in place to install additional security systems. Neither the Company nor any of its officers, directors or affiliates have any material relationship with the Parent.

Lane, through its primary operating affiliate, Protection Service Industries, L.P. of Rancho Cucamonga, California, installs, services and monitors commercial and residential alarm systems in Arizona, California and New Mexico. The principal assets acquired were alarm monitoring contracts consisting of Recurring Monthly revenue totaling $1,770,000 which represents the equivalent of approximately 59,000 contracts. Also included in the acquisition were accounts receivable, inventory, fixed assets and other operating assets. Liabilities assumed included capitalized leases, accounts payable, accrued expenses and other current liabilities. The purchase price is subject to a working capital adjustment which is defined in the acquisition agreement. Currently the Company and Parent (the seller) are negotiating the final purchase price adjustment. The results of Lane are included in the Company results from the date of acquisition (December 15, 2003).

The preliminary allocation of the purchase price of approximately $43,255,000 is as follows:

                                                       December 15, 2003
Assets:
   Current Assets (including cash of $315,000)                  $  3,752,000
   Property and equipment                                          3,399,000
   Intangibles, principally customer contracts                    28,547,000
   Goodwill                                                       17,631,000
   Other                                                                  --
                                                                ------------
        Total assets                                              53,329,000
                                                                ------------

Liabilities and Stockholders' Deficit:
   Current Liabilities                                             9,827,000
   Other                                                             247,000
                                                                ------------
        Total liabilities                                         10,074,000
                                                                ------------
Net purchase price                                              $ 43,255,000
                                                                ============

Integrated Alarm Services, Inc. (IASI) which was acquired on January 31, 2003 provides financing and capital to independent security alarm dealers throughout the United States. IASI provides working capital to the independent dealers necessary for the growth of the dealers' business and financing for acquisitions. IASI has built a vertically integrated infrastructure, capable of handling all aspects of financing for independent alarm dealers including due diligence, billing and collections and the securitizing of alarm contracts. IASI owns a significant portfolio of residential and commercial alarm contracts and contracts assumed upon the foreclosure of loans to dealers for which it provides monitoring services (through IASG and other non-affiliated entities) to its customers. The acquisition of IASI was strategically important to the Company due to the complimentary services it provided to dealers and the ability to expand into an additional market segment.

In connection with the acquisition of IASI and affiliates, the Company issued 864,192 shares of its common stock, of which 525,452 shares were issued to minority interests for a total fair value of approximately $11,560,000 related to these acquisitions. The predecessor cost basis in net assets acquired was approximately $(21,465,000), for which 338,740 shares of common stock were issued. The transaction was accounted for under the purchase method of accounting.

The preliminary allocation of the purchase price of approximately $11,560,000 is as follows:

                                                              January 31, 2003
                                                              -----------------
Assets:
  Current Assets (including cash of $8,082,000)                   $  10,735,000
  Customer contracts                                                 33,105,000
  Goodwill                                                           51,892,000
  Other                                                              21,396,000
                                                                  -------------
    Total assets                                                  $ 117,128,000
                                                                  =============

Liabilities and Stockholders' Deficit:
  Current liabilities                                              $ 16,415,000
  Long-term debt, net of current protion                            109,705,000
  Other                                                                 913,000
                                                                  -------------
    Total liabilities                                               127,033,000

Total stockholders' deficit (purchase price of $11,560,000, net
  of predecessor cost basis of $(21,465,000))                        (9,905,000)
                                                                  -------------
    Total liabilities and stockholders' deficit                   $ 117,128,000
                                                                  =============

The allocation of the purchase price was finalized during the third quarter of 2003. As a result of finalizing the purchase price allocation, goodwill was increased and customer contracts was decreased by approximately $8,876,000. In addition, a reduction to amortization expense of approximately $1,308,000 was recorded in the third quarter of 2003 as a result of the finalization of the purchase price allocation.

The following unaudited proforma combined results of operations have been prepared as if the IASI and Lane acquisitions had occurred on January 1, 2002.

                                                           Year Ended
                                                          December 31,
                                                 ------------------------------
                                                     2002              2003
                                                 ------------      ------------
Revenue:
  Monitoring fees                                $ 25,328,891      $ 24,099,653
  Customer accounts                                42,268,994        39,577,106
  Installation                                      5,558,734         4,725,541
  Billing fees                                        558,347           112,127
  Related party monitoring fees                       206,891           151,983
  Service and subcontractor fees                      302,750           681,854
                                                 ------------      ------------
Total Revenue                                    $ 74,224,607      $ 69,348,264
                                                 ============      ============

Income (loss) from operations                    $ (4,059,709)     $(22,976,456)
                                                 ============      ============
Loss before income taxes                         $(13,070,705)     $(36,665,692)
                                                 ============      ============
Net loss                                         $(12,690,705)     $(40,192,264)
                                                 ============      ============
Net loss per share                               $     (21.41)     $      (3.57)
                                                 ============      ============

The 2003 results include an impairment charge for Lane of $15,164,613 which was recorded by Lane prior to the acquisition date.

In September 2002, the Company, through a newly formed wholly owned subsidiary (Criticom-IDC), acquired 100% of the common stock of Criticom International Corporation (Criticom), a wholesale alarm monitoring business located in Minneapolis, Minnesota and acquired a 5.03% interest in Royal Thoughts, LLC, a Minnesota limited liability company engaged in the development of new monitoring applications and monitoring technologies for emerging markets. The purchase price was $4,319,087, net of cash acquired of $579,591, which consisted of $1,000,000 in cash, 155,911 shares of the Company's common stock, as well as a note totaling $685,000. Additional shares of the Company's common stock may be issued to the sellers based on the future performance of Criticom. In 2003, Criticom achieved its performance targets, as a result, the former shareholders of Criticom will receive 68,182 shares of Company common stock with an aggregate value of $630,684. At December 31, 2003, shares totaling 34,091 have been issued and the balance to be issued in 2004 is included in common stock subscribed at December 31, 2003. The transaction was accounted for under the purchase method of accounting.

The preliminary allocation of the purchase price of $4,319,087 is as follows:


Dealer relationships                                     $ 6,098,443
Accounts receivable                                          877,376
Prepaid expenses and other assets                            240,996
Property and equipment                                       862,838
Due from related party                                       484,018
Accounts payable and accrued expenses                       (550,093)
Deferred revenue                                          (1,389,489)
Capital leases                                              (554,582)
Long-term debt                                            (1,750,420)
                                                         ------------

Net assets acquired                                      $ 4,319,087
                                                         ============

The following unaudited proforma combined results of operations have been prepared as if the acquisition had occurred on January 1, 2001.

                                                           Year Ended
                                                           December 31,
                                                  -----------------------------
                                                       2001              2002
                                                  ------------     ------------
Revenue:
  Monitoring fees                                 $ 24,204,494     $ 23,592,544
  Billing fees                                         304,116          568,243
  Related party monitoring fees                        506,982        1,358,126
  Related party placement fees                         974,448        1,236,227
  World Trade Center disaster recovery program              --        1,945,272
                                                  ------------     ------------

Total revenue                                     $ 25,990,040     $ 28,700,412
                                                  ============     ============

Income (loss) from operations                     $    782,079     $   (714,738)
                                                  ------------     ------------

Loss before income taxes                          $ (3,291,207)    $ (6,393,526)
                                                  ------------     ------------

Net loss                                          $ (2,588,130)    $ (5,603,769)
                                                  ============     ============

The proforma results of operations do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the periods presented, or to predict the Company's results of operations for any future period.

In January 2002, the Company acquired certain operating assets of RTC Alarm Monitoring Services (RTC), a wholesale security system alarm monitoring business located in Roseville, California. No liabilities were assumed by the Company. The transaction was accounted for under the purchase method of accounting.

The allocation of the purchase price of $5,088,057 is as follows:

Dealer relationships                                       $4,375,046
Equipment                                                     500,000
Accounts receivable                                           213,011
                                                           ----------

Net assets acquired                                        $5,088,057
                                                           ==========

The purchase price was financed with a promissory note from a related party owned by stockholders of the Company in the amount of $5,800,000. The Company paid a fee of $175,000 to a related party in connection with this financing. The results of RTC are included in the accompanying financial statements from the date of acquisition.

In October 2001, the Company acquired certain operating assets of Custom Design Security (CDS), a wholesale security system alarm monitoring business located in Sarasota, Florida. No liabilities were assumed by the Company. The transaction was accounted for under the purchase method of accounting.

The allocation of the purchase price of $1,192,117 is as follows:

Dealer relationships                                       $1,020,448
Equipment                                                     106,669
Accounts receivable                                            65,000
                                                           ----------

Net assets acquired                                        $1,192,117
                                                           ==========

The purchase price was financed with debt from IASI (Note 6). The results of operations of CDS are included in the accompanying financial statements from the date of acquisition.

In April 2001, the Company recorded $500,000 in other income from SAI. SAI is a publicly traded corporation in the alarm monitoring industry that is unrelated to the Company. SAI and KC had entered into a merger agreement. The $500,000 represents a break up fee related to the failed merger with SAI.

In April 2002, the Company settled an outstanding legal dispute related to the failed merger of the Company and SAI. As part of the Monital acquisition, the Company obtained financing of $1,500,000 from SAI (Note 6). The funds were used to purchase Monital and pay related expenses. The note was originally due December 31, 2001 with interest of $225,000. The litigation settlement modified the note agreement and as a result $957,275 was recorded as other income for the year ended December 31, 2002. The remaining debt obligation was paid in full in December 2002.

On November 21, 2003, the Company acquired all of the outstanding stock of American Home Security, Inc. (AHS) and certain assets of Emergency Response Network, Inc. (ERN), (collectively referred to as the acquirees) for approximately $15.0 million inclusive of direct acquisition costs. The acquirees install and service residential alarm monitoring systems in the Nevada area. The acquisition has been accounted for as a purchase and the results of the acquirees are included in the Company's results of operations from the date of acquisition (November 21, 2003). In addition the former owner of AHS will receive additional consideration of up to 130,000 shares of Company common stock and up to 140,000 Company stock options, if AHS achieves certain earnings levels in 2004. Furthermore, the Company entered into a three year employment agreement with the former owner of AHS. The agreement provides for annual compensation of $420,000 and an annual bonus commencing in 2004 equal to 19% of the amount by which AHS's pre-tax income (as defined in the agreement) for such year exceeds $1,250,000. The Company has the option to make a one-time payment up to 125% of AHS' pre-tax income to the employee under a bonus buy-out provision as defined in the agreement, at which time the Company would have no further annual bonus obligation to the employee. The employee for calendar years 2006-2009 has the right to elect a bonus buy-out. Furthermore, the bonus buy-out shall automatically trigger upon the expiration of the employment term, and under other circumstances as defined in the agreement. The agreement also provides that during the employment term, the employee on an annual basis, will be granted options to acquire Company common stock if AHS achieves certain earnings levels. The contingent consideration which includes Company common stock and stock options issuable upon the achievement of certain earnings levels, may result in future charges to earnings.

The purchase price has been allocated to the fair value of assets acquired and liabilities assumed on November 21, 2003, the date of acquisition, as follows:

Current assets (includes cash of $33,000)                    $    411,000
Customer contracts                                              5,905,000
Other identifiable intangibles                                  1,086,000
Goodwill                                                        8,144,000
Other assets                                                        8,000
                                                             ------------
Total assets                                                   15,554,000
                                                             ------------

Current liabilities                                               537,000
                                                             ------------

Net purchase price                                           $ 15,017,000
                                                             ============

On a proforma basis, as if the acquisition of AHS and ERN occurred on January 1, 2002, revenue, loss from operations, loss before income taxes, net loss and loss per share would not differ materially from the amounts reflected in the proforma results combining IASI and Lane shown above.

The weighted average lives of amortizable intangible assets are eighteen years for customer contracts, six years for other identifiable intangible assets.


12. Related Party Transactions

As discussed throughout the footnotes to the combined and consolidated financial statements, the Company has had significant transactions with related parties. Whether the terms of these transactions would have been the same had they been between non-related parties cannot be determined.

During February 2003, the Company made a cash payment of $1,700,000 to Capital Center Credit Corporation (CCCC) which is controlled by the Chief Executive Officer and a Director of the Company. Also, during 2003, the Company assumed approximately $1,825,000 of debt from CCCC. As a result, for the year ended December 31, 2003, IASG recognized general and administrative expense of $3,525,000.

IASG provides alarm monitoring services to related parties which are owned by stockholders of the Company. Revenue earned from these alarm monitoring services was $506,982, $1,565,017 and $292,968 for the years ended December 31, 2001,
2002 and 2003, respectively of which $443,658, $1,358,126 and $140,985 respectively, was from IASI.

In 2001 and 2002, IASG and IASI were in negotiations over alarm monitoring services provided by IASG to customers of IASI that IASI claims should have been disconnected from service. IASG granted IASI concessions on alarm monitoring services of $993,000 and $35,000 for the years ended December 31, 2001 and 2002, respectively.

Morlyn provides due diligence and other related services to IASI. Revenue earned from these services was $974,448, $1,236,227 and $90,437 for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company incurred $329,769, $1,284,922 and $914,229 respectively, in related party interest for the years ended December 31, 2001, 2002 and 2003 of which $328,650, $621,155 and $167,359, respectively, was to IASI.

Amounts due from related parties at:

                                                              December 31,
                                                        ------------------------
                                                          2002            2003
                                                        --------        --------
Integrated Alarm Services, Inc.:
  Monitoring fees                                       $ 49,928        $     --
  Unfunded debt service reserve                          100,000              --

Capital Center Credit Corp.:
  Advances                                                84,018              --
  Interest                                                12,662              --

RTC Trust:
  Unfunded debt service reserve                          100,000              --

Unreimbursed disbursements:
  SPT2 Trust                                                  --         143,064
  Capital Trust                                               --          71,356
  Other Trusts                                                --          17,880
                                                        --------        --------
                                                        $346,608        $232,300
                                                        ========        ========

Amounts due to related parties at:

                                                              December 31,
                                                        ------------------------
                                                          2002            2003
                                                        --------        --------
McGinn, Smith:
   Debt issuance cost                                   $  2,251        $     --

Integrated Alarm Services, Inc.:
   Other                                                  34,000              --

Stockholder:
   Advances                                              249,049              --

Undistributed collections:
   SPT Trust                                                  --         137,599
   Other Trusts                                               --          15,604
                                                        --------        --------
                                                        $285,300        $153,203
                                                        ========        ========

13. Fair Value of Financial Instruments

Fair value estimates, assumptions, and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

The carrying values of the Company's financial instruments (including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue) as of December 31, 2002 and 2003 are a reasonable estimate of their fair value due to the short-term nature of the instruments. The fair value of related party debt is not determinable since it is not negotiated at arms length. The carrying value of the Company's bank debt and notes receivable approximates fair value.

Swap Arrangement
At December 31, 2003 the Company had an interest rate SWAP arrangement (maturing March 15, 2004) to fix the interest rate at 8.3% on approximately $983,000 of floating rate senior debt. The interest rate SWAP does not qualify as a hedge, accordingly changes in fair value are recorded as interest expense in the statement of operations. The fair value of the SWAP at December 31, 2003 was approximately $2,509.

14. Benefit Plans

The Company maintained various plans that provided health, dental and life insurance benefits to all eligible employees. Medical and dental coverage was provided under a partially self-insured plan by the Company that contained an excess loss insurance agreement with New England Financial. The self-insurance limit is $50,000 per occurrence per year. Insurance expense under the plan was $390,410 and $390,200, for the years ended December 31, 2001 and 2002, respectively.

Effective August 1, 2002, the Company terminated its relationship with New England Financial and transferred those employees covered under that plan to a plan with Aetna - U.S. Healthcare. The Aetna - U.S. Healthcare plan provided fully insured medical coverage. In conjunction with the adoption of the Aetna - U.S. Healthcare plan, the Company initiated coverage of dental benefits through Delta Dental. Insurance expense under these plans was $242,445, $398,801 and $212,348 for the years ended December 31, 2001, 2002 and 2003, respectively.

Effective May 1, 2003, the Company terminated it relationship with Aetna - U.S. Healthcare and transferred employees covered under that plan to a plan with United Health Care. Dental benefits continue to be provided under the Delta Dental Plan. Insurance expense under these plans was $ 581,258 for the year ended December 31, 2003.

Employees of Criticom were provided with medical, dental and life insurance plans provided by The Principal Financial Group. These plans were fully insured and the insurance expense under the plans was $65,277 for 2002 and $ 81,960 for 2003. Effective May 1, 2003, employees covered under these plans were transferred to the Company's United Health Care and Delta Dental Plans.

IASI, PSI and other acquired companies, provide health care coverage to their employees primarily through locally sponsored health maintenance organization plans. The total cost of these various plans for 2003 was $104,094.

The Company's 401(k) retirement plan was started by an acquired company on June 29, 1993. All employees are eligible after meeting a minimum service requirement. The Company has not made a matching contribution and, therefore, has no recorded expense.

IASI formed the Integrated Alarm Systems, Inc. 401(k) Retirement Plan effective August 1, 2002. The recorded expense for the year ended December 31, 2003 was approximately $6,000.

PSI sponsors a defined contribution plan under which all employees are eligible to participate. The Plan is intended to meet the qualifications of Internal Revenue Code Section 401(k). Under the Plan's provisions, employees may contribute the IRS specified maximum of their compensation on a pre-tax basis. PSI makes matching contributions up to 6% of an employee's compensation. Employees vest in PSI matching contributions at a rate of 33% per year beginning after the first year of service. The expense recorded for the year ended December 31, 2003 was approximately $4,000.

15. Segment and Related Information

In connection with the acquisition of IASI, the Company acquired IASI's financing services business. As a result, IASG believes it has two reportable segments: (1) Alarm-Monitoring wholesale services and (2) Alarm-Monitoring retail services. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is affected by similar economic conditions. The Company has determined its reportable segments based on its method of internal reporting which is used by management for making operational decisions and assessing performance.

The alarm-monitoring services segment provides monitoring services to a broad range of independent alarm-monitoring dealers. The alarm-monitoring retail services segment provides working capital to independent alarm-monitoring dealers. This is accomplished by purchasing alarm monitoring contracts from the dealer or by providing loans using the dealer's alarm monitoring contracts as collateral. IASI provides monitoring services (through IASG and other non-affiliated entities) to its customers.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies, as outlined in note 2. Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income
(loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the year ended December 31, 2003. Prior to January 31, 2003, the Company operated in only one segment, alarm-monitoring services. The acquisition of IASI and affiliates established the new segment, Alarm-monitoring retail services for independent alarm-monitoring dealers. Intersegment revenues have been eliminated.

Summarized financial information for the twelve months ended December 31, 2003, concerning the Company's reportable segments is shown in the following table:

                                                                        Alarm-Monitoring    Alarm-Monitoring       Consolidated
                                                                       Wholesale Services    Retail Services           Total
                                                                       ------------------  -------------------  -------------------
Net revenue from external customer                                        $ 24,392,622        $  16,474,976        $  40,867,598
Cost of revenue (including depreciation and amortization)                   19,761,707            8,954,290           28,715,997
Income (loss) from operations                                                   71,111           (3,720,591)          (3,649,480)
Interest income                                                                150,652            1,463,017            1,613,669
Interest expense                                                             3,032,512           10,537,334           13,569,846
Income (loss) before income taxes                                           (3,304,303)         (15,173,685)         (18,477,988)
Total assets                                                                36,034,265          205,002,065          241,036,330
Goodwill                                                                     7,849,427           77,666,558           85,515,985
Capital expenditures                                                           196,089              407,680              603,769
Purchase of contracts and businesses                                                --           60,563,731           60,563,731
Depreciation and amortization                                                5,235,638            7,086,920           12,322,558

16. Selected Quarterly Financial data (Unaudited)

                                                            March 31        June 30      September 30    December 31    Year to date
                                                            --------        -------      ------------    -----------    ------------
                                                                         (amounts in thousands, except for per share amounts)
2003
Total revenue                                               $  8,754        $ 9,763        $  9,732        $ 12,619        $ 40,868
Gross margin                                                   4,933          5,916           5,485           8,140          24,474
Net Loss*                                                    (10,862)        (5,254)         (4,366)         (1,523)        (22,005)
Basic and diluted  loss per share                              (8.44)         (3.30)          (0.25)          (0.06)          (1.95)
Weighted average number of shares of
  common stock outstanding                                     1,287          1,591          17,269          24,584          11,263

2002
Total revenue                                               $  5,379        $ 5,611        $  5,789        $  6,717        $ 23,496
Gross margin                                                   1,833          1,428           2,344           2,466           8,071
Net loss                                                      (1,570)          (925)           (653)         (2,499)         (5,647)
Basic and diluted  loss per share                              (2.83)         (1.67)          (1.18)          (3.52)          (9.53)
Weighted average number of shares of
  common stock outstanding                                       554            554             554             710             593

* The first quarter of year 2003 includes tax expense of approximately $3.5 million due to the Company's change in tax status from an "S" corporation to a "C" corporation.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                       Integrated Alarm Services Group, Inc.


Dated: March 29, 2004                                                  By: /s/ Timothy M. McGinn
                                                                           -------------------------------------------------
                                                                           Timothy M. McGinn
                                                                           Chairman of the Board and Chief Executive Officer

Dated: March 29, 2004                                                  By: /s/ Michael T. Moscinski
                                                                           -------------------------------------------------
                                                                           Michael T. Moscinski
                                                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Date                              Title                                     Signature

Dated: March 29, 2004               Chairman of the Board and          By: /s/ Timothy M. McGinn
                                    Chief Executive Officer                -------------------------------------------------
                                                                           Timothy M. McGinn

Dated: March 29, 2004               Vice Chairman, President,          By: /s/ Thomas J. Few
                                    Chief Operating Officer,               -------------------------------------------------
                                    and Principal Executive Officer        Thomas J. Few

Dated: March 29, 2004               Executive Vice President           By: /s/ Curtis Quady
                                    and Director                           -------------------------------------------------
                                                                           Curtis Quady

Dated: March 29, 2004               Executive Vice President           By: /s/ Brian E. Shea
                                                                           -------------------------------------------------
                                                                           Brian E. Shea

Dated: March 29, 2004               Chief Financial Officer            By: /s/ Michael T. Moscinski
                                                                           -------------------------------------------------
                                                                           Michael T. Moscinski

Dated: March 29, 2004               Vice President, Finance and        By: /s/ Robert Heintz
                                    Administration and                     -------------------------------------------------
                                    Principal Accounting Officer           Robert Heintz

Dated: March 29, 2004                       Director                   By: /s/ David L. Smith
                                                                           -------------------------------------------------
                                                                           David L. Smith

Dated: March 29, 2004                       Director                   By: /s/ John Meriwether
                                                                           -------------------------------------------------
                                                                           John Meriwether

Dated: March 29, 2004                       Director                   By: /s/ A. Clinton Allen
                                                                           -------------------------------------------------
                                                                           A. Clinton Allen

            Date                              Title                                     Signature

Dated: March 29, 2004                       Director                   By: /s/ R. Carl Palmer, Jr.
                                                                           -------------------------------------------------
                                                                           R. Carl Palmer, Jr.


Dated: March 29, 2004                       Director                   By: /s/ Timothy J. Tully
                                                                           -------------------------------------------------
                                                                           Timothy J. Tully


Dated: March 29, 2004                       Director                   By: /s/ Ralph S. Michael
                                                                           -------------------------------------------------
                                                                           Ralph S. Michael


Dated: March 29, 2004                       Director                   By: /s/ John Mabry
                                                                           -------------------------------------------------
                                                                           John Mabry