Form 10-Q
period 2004-03-31
INTEGRATED ALARM SERVICES GROUP INC
filed 2004-05-17
CIK 1200022

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004
                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


         (Former name or former address, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
        Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
                       requirements for the past 90 days.
                                  Yes X No___

     Indicate by check mark whether the registrant is an accelerated filer
          (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

       As of May 5, 2004 there were 24,677,858 shares of the registrant's common stock outstanding.

Integrated Alarm Services Group, Inc. and Subsidiaries
Form 10-Q Index
For the Three Months Ended March 31, 2004

Description

Part I.  Financial Information....................................................................................3
         Item 1   Financial Statements............................................................................3
                  Consolidated Balance Sheets as of December 31, 2003 and March 31, 2004..........................3
                  Statements of Operations for the Three Months Ended March 31, 2003 and 2004.....................4
                  Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2004.....................5
                  Notes to Consolidated Financial Statements......................................................6
         Item 2   Management's Discussions and Analysis of Financial Condition and Results of Operations.........12
         Item 3   Quantitative and Qualitative Disclosures about Market Risks....................................18
         Item 4   Controls and Procedures........................................................................19

Part II  Other Information.......................................................................................19
         Item 1   Legal Proceedings..............................................................................19
         Item 2   Changes in Securities and Use of Proceeds......................................................20
         Item 6   Exhibits and Reports on Form 8-K...............................................................20


             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         As of
                                                            ------------------------------
                                                              December 31,      March 31,
                                                                 2003            2004
                                                            -------------    -------------
Assets                                                                         (unaudited)
Current assets
     Cash and cash equivalents                              $  35,435,817    $  28,535,419
     Current portion of notes receivable                          735,149          857,314
     Accounts receivable, net                                   4,312,990        4,960,568
     Inventories                                                1,107,899        1,004,827
     Prepaid expenses                                           1,548,105        1,823,404
     Due from related parties                                     232,300          146,778
                                                            -------------    -------------
         Total current assets                                  43,372,260       37,328,310

Property and equipment, net                                     5,762,586        5,729,360
Notes receivable net of current portion and allowance           4,525,973        4,363,432
Dealer relationships, net                                      23,113,617       22,169,295
Customer contracts, net                                        73,571,131       75,812,077
Goodwill, net                                                  85,515,985       85,859,069
Debt issuance costs, net                                        1,768,281        1,520,325
Other identifiable intangibles, net                             2,187,464        2,091,115
Restricted cash and cash equivalents                            1,100,000        1,100,000
Other assets                                                      119,033        1,947,105
                                                            -------------    -------------
         Total assets                                       $ 241,036,330    $ 237,920,088
                                                            =============    =============

Liabilities and Stockholders'  Equity
Current liabilities:
     Current portion of long-term debt                      $  18,765,000    $  18,626,000
     Current portion of capital lease obligations                 431,555          435,995
     Accounts payable                                           2,873,707        1,934,186
     Accrued expenses                                           8,816,766        8,534,843
     Current portion of deferred revenue                        7,576,993        7,803,502
     Other liabilities                                            139,066              280
                                                            -------------    -------------
         Total current liabilities                             38,603,087       37,334,806

     Long-term debt, net of current portion                    46,977,612       46,066,612
     Capital lease obligations, net of current portion            453,811          312,786
     Deferred revenue, net of current portion                     312,343        1,159,951
     Deferred income taxes                                        759,425           75,658
     Other liabilities                                            374,119          423,961
     Due to related parties                                       153,203            3,061
                                                            -------------    -------------
         Total liabilities                                     87,633,600       85,376,835
                                                            =============    =============

     Commitments and Contingencies

Stockholders'  equity
     Preferred stock, $0.001 par value; authorized
         3,000,000 shares and none issued and outstanding              --               --
     Common stock, $0.001 par value; authorized
         100,000,000 shares; issued and outstanding
         24,607,731    shares at December 31, 2003
         and 24,641,822 at March 31, 2004                          24,608           24,642
     Common stock subscribed                                      315,342               --
     Paid-in capital                                          205,086,659      205,613,506
     Accumulated deficit                                      (52,023,879)     (53,094,895)
                                                            -------------    -------------
         Total stockholders'  equity                          153,402,730      152,543,253
                                                            -------------    -------------
         Total liabilities and stockholders'  equity        $ 241,036,330    $ 237,920,088
                                                            =============    =============


        The accompanying notes are an integral part of the consolidated financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      for the Three Months Ended March 31,
                                  (unaudited)



                                                          2003            2004
                                                    ------------    ------------
Revenue:
       Monitoring fees                              $  6,089,790    $  5,787,406
       Revenue from customer accounts                  2,405,185      11,578,002
       Billing fees                                       20,983              --
       Related party monitoring fees                     152,106          25,480
       Related party placement fees                       85,573              --
       Service and subcontractor fees                         --         816,862
                                                    ------------    ------------
Total revenue                                          8,753,637      18,207,750

Cost of revenue (excluding depreciation
       and amortization)                               3,865,606       7,067,994
                                                    ------------    ------------
                                                       4,888,031      11,139,756
                                                    ------------    ------------
Operating expenses:
       Selling and marketing                             265,066       1,115,962
       Depreciation and amortization                   2,870,521       5,012,521
       General and administrative                      2,232,882       5,059,400
       General and administrative - related party      3,245,000              --
                                                    ------------    ------------
Total operating expenses                               8,613,469      11,187,883
                                                    ------------    ------------

Income (loss) from operations                         (3,725,438)        (48,127)
Other income (expense):
       Other expense, net                               (142,008)         (3,080)
       Amortization of debt issuance costs              (377,675)       (259,850)
       Related party interest expense                   (424,365)             --
       Interest expense                               (3,135,709)     (1,705,172)
       Interest income                                   359,883         324,671
                                                    ------------    ------------
Income (loss) before income taxes                     (7,445,312)     (1,691,558)
Income tax expense (benefit)                           3,417,288        (620,542)
                                                    ------------    ------------
Net income (loss)                                   $(10,862,600)   $ (1,071,016)
                                                    ============    ============
Basic and diluted income (loss) per share           $      (8.44)   $      (0.04)
                                                    ============    ============
Weighted average number of common
  shares outstanding                                   1,287,389      24,639,949
                                                    ============    ============

Unaudited:
Pro Forma income tax to give effect to the
  conversion from S to C Corporation status:
Income (loss) before benefit from income taxes      $ (7,445,312)   $ (1,691,558)
Income tax expense (benefit)                            (199,200)       (620,542)
                                                    ------------    ------------
Net income (loss)                                   $ (7,246,112)   $ (1,071,016)
                                                    ============    ============
Basic and diluted income (loss) per share           $      (5.63)   $      (0.04)
                                                    ============    ============



        The accompanying notes are an integral part of the consolidated financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      for the Three Months Ended March 31,
                                  (unaudited)



                                                                                  2003            2004
                                                                             ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                       $(10,862,600)   $ (1,071,016)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                          2,870,521       5,012,521
         Amortization of debt issuance costs                                      377,675         259,850
         Non-cash interest expense                                                     --         211,539
         Provision for bad debts                                                  100,000         401,860
         Deferred income taxes                                                  3,410,879        (683,767)
         Non-cash service fees                                                  1,575,000              --
         Loss (gain) on disposal of property and equipment                             --             402
     Changes in assets and liabilities, net of effects of acquisitions and non-cash transactions:
         Accounts receivable                                                      386,637      (1,054,438)
         Inventories                                                                   --         103,072
         Prepaid expenses                                                         (14,487)       (275,299)
         Other assets                                                            (610,400)        (71,231)
         Due from/to related parties                                             (233,206)        (64,619)
         Accounts payable and accrued expenses                                   (187,392)       (828,309)
         Deferred revenue                                                          94,789          (6,759)
         Other liabilities                                                       (394,009)        (88,944)
                                                                             ------------    ------------
                Net cash provided by (used in) operating activities            (3,486,593)      1,844,862
                                                                             ------------    ------------
Cash flows from investing activities:
     Purchase of property and equipment                                           (41,667)       (588,027)
     Proceeds from sale of property and equipment                                      --             400
     Purchase of customer contracts                                               (23,957)     (6,137,049)
     Deferred installation costs (other assets)                                        --      (1,605,272)
     Deferred installation revenue                                                     --       1,080,876
     Financing of customer loans                                                 (132,315)        (43,817)
     Repayment of customer loans                                                  358,832          89,193
     Decrease (increase) in restricted cash and cash equivalents                   17,066              --
     Business acquisitions, net of cash acquired                                8,082,332        (343,084)
                                                                             ------------    ------------
                Net cash provided by (used in) investing activities             8,260,291      (7,546,780)
                                                                             ------------    ------------
Cash flows from financing activities:
     Proceeds of long-term debt, related party                                  2,000,000              --
     Proceeds of long-term debt                                                 3,432,000              --
     Payments of obligations under capital leases                                 (37,665)       (136,585)
     Repayment of long-term debt                                               (3,735,722)     (1,050,000)
     Repayment of long-term debt, related party                                   (53,669)             --
     Debt issuance costs                                                          (31,500)        (11,895)
                                                                             ------------    ------------
                Net cash provided by (used in) financing activities             1,573,444      (1,198,480)
                                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents for the year               6,347,142      (6,900,398)
Cash and cash equivalents at beginning of year                                    442,082      35,435,817
                                                                             ------------    ------------
Cash and cash equivalents at end of year                                     $  6,789,224    $ 28,535,419
                                                                             ============    ============


Supplemental disclosure of cash flow information:
     Interest paid                                                           $  3,277,545    $  1,706,232
                                                                             ============    ============
     Income taxes paid                                                       $         --    $     15,050
                                                                             ============    ============

Supplemental disclosure of non-cash items:
     Common stock issued to purchase IASI                                    $ 11,559,944
                                                                             ============
     Debt assumed from a related party                                       $  1,575,000
                                                                             ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                   Notes to CONSOLIDATED financial Statements

1. Management Opinion

The financial information as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries' (IASG or the "Company") for the three months ended March 31, 2004 and 2003 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Form 10-K. Certain prior period data have been reclassified to conform to the current period presentation.

2. Notes Receivable

The Company's notes receivable consisted of the following:


                                            December 31, 2003  March 31, 2004
                                            -----------------  --------------

Performing loans                                $5,040,103       $1,376,088
Non-perfoming loans                                351,873        3,970,512
Less: reserve                                     (130,854)        (125,854)
                                                ----------       ----------
Net loans                                        5,261,122        5,220,746
Less: current portion                             (735,149)        (857,314)
                                                ----------       ----------
Long-term portion                               $4,525,973       $4,363,432
                                                ==========       ==========


At March 31, 2004, we have non-performing loans aggregating $4.0 million. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

3. Goodwill and Intangibles

The allocation of purchase price related to the acquisition of Lane is preliminary at March 31, 2004. In April 2004, we received a Working Capital Adjustment (per agreement) cash payment from Lane Industries, Inc. of $1,378,000 which will reduce the goodwill recorded by the same amount.

In addition, during the three months ended March 31, 2004, goodwill increased by approximately $343,000 due to costs associated with 2003 acquisitions.

Customer Contracts and Dealer Relationships

SFAS No. 144 "Accounting for the Impairment of Disposal of Long Lived Assets" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationshps and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were required during the three months ended March 31, 2004.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

Customer contracts at March 31, 2004 consist of the following:


                                                                                                Contracts
                                                          Existing             Dealer          assumed from
March 31, 2004                                           Portfolio           Acquired            dealers             Total
----------------------------------------------------   ----------------    ---------------    ---------------    ---------------
Customer contracts December 31, 2003                       $49,341,567        $23,062,462        $ 8,058,738        $80,462,767
Purchases first quarter                                      4,826,890          1,310,159                  -          6,137,049
Sales and reclassifications first quarter                     (117,227)          (151,569)                 -           (268,796)
                                                       ----------------    ---------------    ---------------    ---------------
Customer contracts March 31, 2004                           54,051,230         24,221,052          8,058,738         86,331,020
                                                       ----------------    ---------------    ---------------    ---------------

Accumulated amortization December 31, 2003                   1,525,020          3,516,755          1,849,861          6,891,636
Amortization first quarter                                   2,027,145          1,002,232            597,930          3,627,307
                                                       ----------------    ---------------    ---------------    ---------------
Accumulated amortization March 31, 2004                      3,552,165          4,518,987          2,447,791         10,518,943
                                                       ----------------    ---------------    ---------------    ---------------

Customer contracts, net                                    $50,499,065        $19,702,065        $ 5,610,947        $75,812,077
                                                       ================    ===============    ===============    ===============



Customer contract amortization expense for the three months ended March 31, 2004 and 2003 was $3,627,307 and $1,512,150, respectively. The March 31, 2004 amortization expense was reduced by approximately $393,000 of attrition reserves from contract purchase transactions.

Dealer relationships consist of the following:



                              December 31,                           March 31,
                                  2003           Amortization          2004
                              ------------       ------------       ------------
Dealer relationships          $ 39,958,089       $         --       $ 39,958,089
Accumulated amortization       (16,844,472)          (944,322)       (17,788,794)
                              ------------       ------------       ------------
                              $ 23,113,617       $   (944,322)      $ 22,169,295
                              ============       ============       ============


Amortization expense was $1,111,824 for the three months ended March 31, 2003.

Estimated amortization expense of customer contracts, dealer relationships and other identifiable intangible assets for the years ending December 31, 2004 through 2008 is as follows:


                                                                      Other
                                                                  Identifiable
                               Customer        Dealer              Intangible
  Year                        Contracts       Relationships          Assets           Total
---------                 --------------     ---------------     --------------    --------------
  2004    (nine months)      $6,279,671       $ 2,832,964         $ 316,726         $9,429,361
  2005                        8,993,427         2,955,556           403,841         12,352,824
  2006                        7,894,554         2,581,858           348,500         10,824,912
  2007                        6,725,060         2,303,889           348,500          9,377,449
  2008                        6,083,669         2,151,540           348,500          8,583,709


Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition.

                          INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

4. Stockholders' Equity

Stock-Based Compensation
The Company accounts for activity under the employee stock plans using the intrinsic value method prescibed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, the Company generally recognizes no compensation expense with respect to options granted to employees and directors as the option exercise price is generally equal to or greater than the fair value of the Company's common stock on the date of the grant.

Under the fair value method (SFAS No. 123), there would be no effect on net loss and net loss per share for the three months ended March 31, 2003 and 2004 because there were no stock-based compensation awards vesting during such periods.

Company stock options outstanding as of March 31, 2004 include fully vested options granted during the third quarter of 2003 to purchase 48,000 shares of common stock at a weighted average exercise price of $9.25 per share, with a weighted average contractual life remaining of 9.33 years. As of March 31, 2004 all of the options outstanding were exerciseable. No stock options were issued during the quarters ended March 31, 2003 and 2004.

The following table summarized the activity related to stockholders' equity for the three months ended March 31, 2004:


                                             Common Stock              Common                                           Total
                                      --------------------------       Stock          Paid-in       Accumulated      Stockholders'
                                         Shares        Amount        Subscribed       Capital          Deficit         Equity
                                      -------------   ----------   -------------    -------------   -------------    -------------
Balance, December 31, 2003 ........      24,607,731   $   24,608   $     315,342    $ 205,086,659   $ (52,023,879)   $ 153,402,730
Net Income (loss) .................            --           --              --               --        (1,071,016)      (1,071,016)
Issue of contingent shares
  for Criticom purchase ...........          34,091           34        (315,342)         315,308            --               --
Imputed Interest expense associated
  with conversion feature of debt .            --           --              --            211,539            --            211,539
                                      -------------   ----------   -------------    -------------   -------------    -------------
Balance, March 31, 2004 ...........      24,641,822   $   24,642   $        --      $ 205,613,506   $ (53,094,895)   $ 152,543,253
                                      =============   ==========   =============    =============   =============    =============




5. Income Taxes

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

A tax provision is necessary in 2004, due to the Company expecting to have current taxes payable while any deferred tax asset established during the year is expected to require a full valuation allowance. Additionally, any reversal of a valuation allowance as the result of the utilization of an acquired deferred tax asset item results in a reduction in goodwill and therefore, no recognition of a deferred tax benefit.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

6. Income (Loss) per Common Share

The income (loss) per common share is as follows:


                                                 Three months ended
                                                     March 31,
                                         ------------------------------
                                              2003           2004
                                         -------------   -------------
Numerator
   Net income(loss) ..................   $(10,862,600)   $ (1,071,016)
Denominator
   Weighted average shares outstanding      1,287,389      24,639,949
Net income (loss) per share ..........   $      (8.44)   $      (0.04)



For the three months ended March 31, 2004, there are outstanding promissory notes which are convertible into 792,793 shares of common stock at a price of $6.94 per share and , options outstanding to acquire 1,948,000 shares of the Company's common stock at a per share price of $9.25. The shares have not been included as common stock equivalents, as they would be anti-dilutive.

7. Litigation

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

In May 2003, a former employee of McGinn, Smith & Co., Inc. brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. In August 2003, we filed a motion to dismiss the claim against us, which was opposed by the plaintiff on August 27, 2003. The Court's decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee and the Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

On December 9, 2003, a complaint was filed against the Company in the United States District Court in the southern District of New York entitled Ian Meyers
v. Integrated Alarm Services Group, Inc., et al. The Plaintiff alleges, among other things, that the Company and its professionals engaged in transactions with the Company that were designed to defraud plaintiff out of funds he was entitled to pursuant to Plaintiff's agreement with First Integrated Capital Corp. ("FICC"), his employer, and a company in which he had an equity interest. FICC was also an affiliate of the Company that sold a portfolio of alarm contracts to the Company. In particular, plaintiff alleges that the Company and certain of its principals removed valuable revenue-generating assets from FICC and transferred the FICC contracts to the Company for less than fair value. Plaintiff was seeking damages in the amount of $3,000,000. A mediation conference before the court was held on April 22, 2004. As a result of the mediation conference, a verbal agreement was reached and documents are being drafted requiring the Company to pay $64,000 to settle this matter. The Company has accrued this amount as of March 31, 2004.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

8. Related Party Transactions

The Company incurred approximately $424,365 and $0 respectively, in related party interest for the three months ended March 31, 2003 and March 31, 2004 of which approximately $167,359 in 2003 was to IASI.

The Company earned monitoring fees from trusts that are related parties of approximately $152,106 and $25,480 for the three months ended March 31, 2003 and 2004, respectively.

Included in long-term debt (junior debt) are contract certificates held by related parties that totaled approximately $222,000 at March 31, 2004.

During the three months ended March 31, 2003, the Company paid $1,700,000 to Capital Center Credit Corporation ("CCCC") and assumed $1,575,000 of debt from CCCC resulting in a charge to general and administrative expense of $3,245,000.

9. Segment and Related Information

Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income
(loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three months ended March 31, 2003 and 2004. Prior to January 31, 2003, the Company operated in only one segment, alarm-monitoring wholesale services. The acquisition of IASI and affiliates established the new segment, alarm-monitoring retail services for independent alarm-monitoring dealers. Intersegment revenues have been eliminated.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

Summarized financial information for the three months ended ended March 31, 2003 and 2004 concerning the Company's reportable segments is shown in the following table:




                                                                    Alarm-                  Alarm-
                                                                  Monitoring              Monitoring
                                                                   Wholesale                Retail            Consolidated
                                                                   Services                Services              Total
                                                                  ----------------------------------------------------------

                                                                               Three Months ended March 31, 2003

Total revenue                                                     $ 6,348,452           $ 2,405,185             $ 8,753,637
Intersegment revenue                                                  471,908                     -                       -
Cost of revenue (including depreciation and amortization)           5,179,271             1,556,856               6,736,127
Income (loss) from operations                                         333,850            (4,059,288)             (3,725,438)
Interest income                                                             -               359,883                 359,883
Interest expense                                                    1,301,956             2,258,118               3,560,074
Income (loss) before  income taxes                                 (1,227,629)           (6,217,683)             (7,445,312)

                                                                               Three Months ended March 31, 2004

Total revenue                                                     $ 5,812,886          $ 12,394,864            $ 18,207,750
Intersegment revenue                                                  489,324                     -                       -
Cost of revenue (including depreciation and amortization)           4,914,260             7,166,255              12,080,515
Income (loss) from operations                                        (413,315)              365,188                 (48,127)
Interest income                                                        14,294               310,377                 324,671
Interest expense                                                       72,172             1,633,000               1,705,172
Income (loss) before  income taxes                                   (491,818)           (1,199,740)             (1,691,558)



There was no material change in the total assets of the reportable segments during the three months ended March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2004.

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

The allocation of purchase price related to the acquisition of Lane is preliminary at March 31, 2004. In April 2004, we received a Working Capital Adjustment (per agreement) cash payment from Lane Industries, Inc. of $1,378,000 which will reduce the goodwill recorded by the same amount.

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

At March 31, 2004, we have non-performing loans aggregating $4.0 million. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

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

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires us to account for goodwill using an impairment-only approach. We perform our impairment test annually in the third quarter of each year or at such time a triggering event occurs in an interim period. To date no impairment charges have been required.

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

On December 9, 2003, a complaint was filed against the Company in the United States District Court in the southern District of New York entitled Ian Meyers
v. Integrated Alarm Services Group, Inc., et al. The Plaintiff alleges, among other things, that the Company and its professionals engaged in transactions with the Company that were designed to defraud plaintiff out of funds he was entitled to pursuant to Plaintiff's agreement with First Integrated Capital Corp. ("FICC"), his employer, and a company in which he had an equity interest. FICC was also an affiliate of the Company that sold a portfolio of alarm contracts to the Company. In particular, plaintiff alleges that the Company and certain of its principals removed valuable revenue-generating assets from FICC and transferred the FICC contracts to the Company for less than fair value. Plaintiff was seeking damages in the amount of $3,000,000. A mediation conference before the court was held on April 22, 2004. As a result of the mediation conference, a verbal agreement was reached and documents are being drafted requiring the Company to pay $64,000 to settle this matter. The Company has accrued this amount as of March 31, 2004.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

Results of operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Revenue.

Total revenue for the three months ended March 31, 2004 was approximately $18,208,000 compared to approximately $8,754,000 for the same period during the prior year, an increase of approximately $9,454,000, or 108.0%. Approximately $7,706,000 of the increase was due to revenue from businesses acquired in the final quarter of 2003 (the "Q4-2003 acquisitions").

Wholesale monitoring revenues decreased from approximately $6,349,000 for the three months ended March 31, 2003 to approximately $5,813,000 for the same period in 2004, a decrease of approximately $536,000, or 8.4%. The decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or "external") monitored during the first three months of 2004. This decrease in external accounts monitored, of approximately 54,000, resulted in a decrease in revenue of approximately $784,000. This decrease was offset, in part, by an increase of approximately $248,000 generated by an increase in the average revenue per account per month from $4.88 for the three months ended March 31, 2003 to $5.10 for the comparable period of 2004.

Revenue from retail segment operations increased approximately $9,990,000 to approximately $12,395,000 for the first quarter of 2004 from $2,405,000 for the same period in 2003. Revenue from the Q4-2003 acquisitions accounted for approximately $7,706,000 of the increase. In addition, the first quarter of 2004 reflects incremental revenue of approximately $1,483,000 as a result of the merger of IASI which occurred in January 31, 2003. Additional revenue, of approximately $560,000, was generated due to an increase of approximately 9,000 in the average number of retail contracts owned per month. The balance of the increase, or approximately $241,000, was due to an increase the average revenue per contract.

Cost of Revenue.

Our cost of revenue for the three months ended March 31, 2004 was approximately $7,068,000 compared with approximately $3,866,000 for the same period last year, an increase of approximately $3,202,000. This increase in the cost of revenue was primarily due to approximately $2,772,000 of costs associated with the Q4-2003 acquisitions. In addition, the cost of revenue for the retail segment, exclusive of the Q4-2003 acquisitions, increased approximately $455,000. The increases in the retail segment were partially offset by a decrease in wholesale monitoring operations of approximately $25,000.

Direct margin, as a percent of total revenue, was 55.8% during the three months ended March 31, 2003 compared to 61.2% for the same period during 2004. The increase was due primarily to a greater proportion of retail segment volume which is a higher margin business.

Operating Expenses.

Operating expenses increased from approximately $8,613,000 for the three months ended March 31, 2003 to approximately $11,188,000 for the comparable period in 2004, an increase of approximately $2,575,000, or 29.9%. The increase was due to approximately $5,046,000 of expenses associated with the Q4-2003 acquisitions offset, in part, by decreases in the retail and wholesale segments of approximately $2,236,000 and $235,000, respectively.

Selling and marketing expenses increased approximately $851,000 from approximately $265,000 in the first quarter of 2003 to approximately $1,116,000 for same period in 2004. The expenses associated with the Q4-2003 acquisitions accounted for an increase of approximately $910,000 which was partially offset by a $59,000 decrease in wholesale segement operations. The expenses related to the Q4-2003 acquisitions were comprised primarily of payroll, benefits and other compensation of approximately $755,000, travel and entertainment of approximately $76,000 and advertising of approximately $29,000.

Depreciation and amortization expenses increased from approximately $2,871,000 in the first quarter of 2003 to approximately $5,013,000 for the comparable period in 2004, an increase of approximately $2,142,000, or 74.6%. This increase was primarily due to the expenses related to the Q4-2003 acquisitions of $1,778,000. The remaining increase consisted of approximately $604,000 in retail operations, exclusive of the Q4-2003 acquisitions, offset, in part, by a decrease in expenses associated with the wholesale segment of approximately $240,000. The retail segment increase was due to an increase in the amortization of customer contract costs as a result of the purchases of contracts throughout 2003 and the first three months of 2004. The decrease in wholesale operations expense is attributable to a decrease in amortization of dealer relationship costs due to the Company's use of declining balance accelerated methods of amortization.

General and administrative expenses decreased approximately $418,000, or 7.6%, from approximately $5,478,000 in the first quarter of 2003 to approximately $5,060,000 for the same period of 2004. Approximately $3,275,000 of the expenses in the first quarter of 2003 related to a charge associated with a transaction with the Capital Center Credit Corporation ("CCCC"). Absent this 2003 charge, the expenses for the 2004 period would have represented an increase of approximately $2,857,000 from the expenses for the same period of 2003. Expenses associated with the Q4-2003 acquisitions, comprised primarily of payroll, bonus and other compensation, telephone, bad debt and rent expenses, represented approximately $2,358,000 of the 2004 expense. The additional increase in expenses (absent the CCCC charge), of approximately $499,000, is due primarily to increases in bad debt of approximately $302,000, directors and officers insurance of approximately $270,000, payroll and benefits of approximately $152,000, postage of approximately $101,000, litigation settlement of approximately $64,000, travel and entertainment of approximately $63,000, office rent of approximately $61,000 and board fees of approximately $52,000 partially offset by decreases in legal, accounting and other professional fees of approximately $621,000.

Other Income/Expense.

Other expense for the three months ended March 31, 2004 of approximately $3,000 compares to other expense for the same period in year 2003 of approximately $142,000. For the most part, the decrease is due to expenses recorded in 2003 related to the acquisition of RTC Alarm Monitoring Services.

Amortization of Debt Issuance Costs.

The amortization of debt issuance costs decreased approximately $118,000 from approximately $378,000 for the three months ended March 31, 2003 to approximately $260,000 for the same period in 2004. The decrease is due primarily to a decrease in debt issuance costs to be amortized as a result of the retirement of debt during the later half of 2003.

Interest Expense.

Interest expense decreased by approximately $1,855,000 from approximately $3,560,000 to approximately $1,705,000, or 52.1%, for the first three months of 2003 to the same period in 2004, respectively. Approximately $1,607,000 of the decrease was due to the reduction of debt during 2003 primarily from the use of the proceeds from the initial public offering of the Company's common stock. The balance of the decrease, or approximately $248,000, was due to an adjustment of the accrual for debt related costs.

Interest Income.

Interest income decreased from approximately $360,000 during the first quarter of 2003 to approximately $325,000, or approximately $35,000.

Taxes.

Income tax expense totaled approximately $3,417,000 for the three months ended March 31, 2003 compared with a benefit of approximately $621,000 for the three months ended March 31, 2004. The income tax expense recorded during the three months ended March 31, 2003 was due primarily the merger of Integrated Alarm Services, Inc. and the Company in January 2003 and the change in tax status (S to C Corporation) for federal income tax purposes. The benefit recorded in the first quarter of 2004 is based on the effective tax rate the Company expects to use for the full year of 2004.

Results of Operations by Segment

The comparable financial results for the Company's two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the three months ended March 31, 2004 compared with the three months ended March 31, 2003 are discussed below.

Alarm Monitoring, Wholesale Segment. Three month ended March 31, 2004.
Alarm Monitoring, Wholesale segment total revenue decreased by approximately $536,000, or 8.4%, to approximately $5,813,000 for the three months ended March 31, 2004 from approximately $6,349,000 for the same period in 2003. The decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or "external") monitored during the first three months of 2004. This decrease in external accounts monitored, of approximately 54,000, resulted in a decrease in revenue of approximately $784,000. This decrease was offset, in part, by an increase of approximately $248,000 generated by an increase in the average revenue per account per month from $4.88 for the three months ended March 31, 2003 to $5.10 for the comparable period of 2004.

Direct margin decreased approximately $511,000, or 20.2% from approximately $2,528,000 for the three months ended March 31, 2003 to approximately $2,017,000 for the comparable period of 2004. As a percent of total revenue, the direct margin was 39.8% for the three months ended March 31, 2003 compared with 34.7% for the three months ended March 31, 2004. The decrease in the direct margin is almost entirely due to the decrease in revenue.

The wholesale segment had a loss from operations of approximately $413,000 for the three months ended March 31, 2004 compared with income from operations of approximately $334,000 for the same period last year, a change of approximately $747,000. The majority of the change was attributable to the decrease in the revenue.

The segment had a loss before income taxes of approximately $492,000 for the three months ended March 31, 2004 compared to a loss of approximately $1,228,000 for the three months period ended March 31, 2003. The reduction to the loss , of approximately $736,000, is primarily attributable to decreases in net interest expense, of approximately $1,244,000 and other expenses of approximately $239,000 offset, in part, by the increased loss from operations.

Alarm Monitoring, Retail Segment Three months ended March 31, 2004.
Alarm Monitoring, Retail segment total revenue increased by approximately $9,990,000 to approximately $12,395,000 for the three months ended March 31, 2004 from approximately $2,405,000 for the same period in 2003. Revenue from the Q4-2003 acquisitions accounted for approximately $7,706,000 of the increase. In addition, the first quarter of 2004 reflects incremental revenue of approximately $1,483,000 as a result of the merger of IASI which occurred in January 31, 2003. Additional revenue, of approximately $560,000, was generated due to an increase of approximately 9,000 in the average number of retail contracts owned per month. The balance of the increase, or approximately $241,000, was due to an increase the average revenue per contract.

Direct margin increased approximately $6,762,000 to approximately $9,123,000 for the first quarter of 2004. The increase is due to an increase in revenue of approximately $9,990,000 offset, in part, by an increase in cost of revenue of approximately $3,272,000. The increase in cost of revenue was primarily attributable to the Q4-2003 acquistions.

For the three months ended March 31, 2004 the segment had income from operations of approximately $365,000 compared to a loss of approximately $4,059,000 for the three months ended March 31, 2003, an improvement of approximately $4,424,000. The improvement was primarily due to the increase in the direct margin and a reduction to general and administrative expenses offset, in part, by increases in depreciation and amortization and sales and marketing expenses.

The segment's loss before income taxes was approximately $1,200,000 for the three months ended March 31, 2004 compared to a loss for the three months period ended March 31, 2003 of approximately $6,218,000, an improvement of approximately $5,018,000. The improvement was primarily due to the reductions to the loss from operations and net interest expense.

Liquidity and Capital Resources.

Net cash provided (used) by operating activities was approximately $1,800,000 for the three months ended March 31, 2004, compared to approximately ($3,500,000) used by operating activities for the three months ended March 31, 2003. The increase in cash provided by operations was primarily the result of a decrease of approximately $9,800,000 in the net loss for the period and an increase in depreciation and amortization of approximately $2,100,000. The 2003 period had offsetting benefits of cash provided of approximately $5,000,000 from non-cash expenses including deferred income taxes.

Net cash used in investing activities was approximately ($7,500,000) for the three months ended March 31, 2004 compared to approximately $8,300,000 provided by investing activities for the three months ended March 31, 2003. The significant increase in net cash used in investing activities is primarily due to the acquisition of customer contracts of approximately ($6,100,000) in 2004 and an increase in cash as a result of the IASI acquisition of approximately $8,100,000 in 2003.

Net cash used in financing activities was approximately ($1,200,000) for the three months ended March 31, 2004 compared to approximately $1,600,000 net cash provided by financing activities for the three months ended March 31, 2003. The change is primarily due to the borrowing of approximately $5,400,000 in 2003 offset by repayments in 2003 that were approximately ($2,700,000) higher than for the same three months in 2004.

The balance sheet at March 31, 2004 reflects net working capital deficit of approximately $6,000. As of March 31, 2004, we had recurring monthly revenue ("RMR") of approximately $3,600,000 in our retail monitoring segment and approximately $2,100,000 in our wholesale monitoring segment. Total debt decreased by approximately ($1,200,000) from December 31, 2003 to March 31, 2004.

On May 9, 2003, we received a permanent bank waiver from LaSalle through April 1, 2003 for certain past covenant violations. With respect to an attrition covenant, the Company in 2003 and January 2004 has provided LaSalle with a security interest in approximately $181,000 of additional alarm contract recurring monthly revenue. After giving effect to the waiver described above, we are not currently in default of our covenants.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $2.5 million and our strategy to purchase monitoring contracts, which we anticipate to be approximately $150 million. This strategy is dependent on obtaining additional financing.

We believe that our existing cash, cash equivalents and RMR are adequate to fund our operations, exclusive of planned contract acquisitions, for at least the next twelve months.

Contractual Obligations and Commercial Commitments

The Company's significant contractual obligations as of March 31, 2004 are for approximately $69,312,000. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.


Contractual Obligations                                                Payments Due by Period
                                                         03/05               03/07          03/09
------------------------------------------------------------------------------------------------------------------------------
                                      Total         Less than 1 year      1-3 years          4-5 years         After 5 years
Long-term debt                     $64,692,612        $18,626,000        $39,386,612        $ 6,680,000        $        --
Capital leases                         748,781            435,995            312,786                 --                 --
Operating leases                     3,870,487          1,195,705          1,599,097            937,160            138,525
                                   -----------        -----------        -----------        -----------        -----------
Total                              $69,311,880        $20,257,700        $41,298,495        $ 7,617,160        $   138,525
                                   ===========        ===========        ===========        ===========        ===========

Attrition.

Alarm-Monitoring Wholesale Services
End-user attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition in the wholesale alarm monitoring business as the number of end-user accounts lost, expressed as a percentage, for a given period. In some instances, we use estimates to derive attrition data. We monitor end-user attrition each month, each quarter and each year. In periods of end-user account growth, end-user attrition may be understated and in periods of end- user account decline, end-user attrition may be overstated. Our actual attrition experience shows that the relationship period with any individual Dealer or end-user can vary significantly. Dealers discontinue service with us for a variety of reasons, including but not limited to, the sale of their alarm monitoring contracts, performance issues and receipt of lower pricing from competitors. End-users may discontinue service with the Dealer and therefore with us for a variety of reasons, including, but not limited to, relocation, service issues and cost. A portion of Dealer and end-user relationships, whether acquired or originated via our sales force, can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations, financial position or cash flows.

For the quarters ended March 31, 2003 and 2004, our annualized end-user account growth rates in the wholesale monitoring segment, excluding acquisitions were (3.7%) and 4.0%, respectively. For the quarters March 31, 2003 and 2004, our annualized end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end-users added and end-users acquired, was 16.1% and 13.4%, respectively. As a result of the discovery of a discrepancy in the reporting mechanism for the number of wholesale accounts, an adjustment of 26,592 to the January 1, 2004 beginning balance is necessitated and is reflected in the table below.

                                                       2003          2004
                                                     -------       -------

Beginning balance, January 1,                        486,650       546,649
Reporting discrepancy adjustment                          --       (26,592)
End-users added, excluding acquisitions               15,715        19,905
End-users acquired                                        --         3,658
End-user losses                                      (20,224)      (18,314)
                                                     -------       -------
Ending Balance, March 31,                            482,141       525,306
                                                     =======       =======


Alarm-Monitoring Retail Services
The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the first quarter of 2004 are as follows:


                                                              Active RMR at
Portfolio                                    Attrition Rate   March 31, 2004
----------------------                       --------------   --------------

Legacy and flow                                  17.7%         $1,058,453
Residential since IPO                            13.5%          1,569,124
Commercial since IPO                              9.1%            964,958
                                                               ----------
Total                                            13.4%         $3,592,535
                                                               ==========


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is effected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency. At March 31, 2004, we had $8.1 million of variable rate debt outstanding.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as follows.

The Company is undergoing major system changes and software conversions in revenue, billing, receivables and other accounting systems. Although the Company believes the process is properly controlled, it is too early to predict the successful completion of these major information technology projects.

The Company completed the acquisition of two operating companies in the second half of the fourth quarter of 2003. The Company has not completed its documentation and testing of the accounting systems of these acquired companies at this time.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On December 9, 2003, a complaint was filed against the Company in the United States District Court in the southern District of New York entitled Ian Meyers
v. Integrated Alarm Services Group, Inc., et al. The Plaintiff alleges, among other things, that the Company and its professionals engaged in transactions with the Company that were designed to defraud plaintiff out of funds he was entitled to pursuant to Plaintiff's agreement with First Integrated Capital Corp. ("FICC"), his employer, and a company in which he had an equity interest. FICC was also an affiliate of the Company that sold a portfolio of alarm contracts to the Company. In particular, plaintiff alleges that the Company and certain of its principals removed valuable revenue-generating assets from FICC and transferred the FICC contracts to the Company for less than fair value. Plaintiff was seeking damages in the amount of $3,000,000. A mediation conference before the court was held on April 22, 2004. As a result of the mediation conference, a verbal agreement was reached and documents are being drafted requiring the Company to pay $64,000 to settle this matter. The Company has accrued this amount as of March 31, 2004.

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


Use of Proceeds (through March 31, 2004)
    Repayment of debt                                          $ 91,910,820
    Acquisition of contracts and businesses                      74,274,619
    New dealer loans                                              3,117,133
    Working capital                                               1,013,296
                                                               ------------
       Total Uses                                              $170,315,868
                                                               ============

Temporary Investments as of March 31, 2004
    Cash and cash equivalents                                  $ 25,540,644
                                                               ------------
       Total temporary investments                             $ 25,540,644
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

May 17, 2004                   INTEGRATED ALARM SERVICES GROUP, INC.


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