Form 10-Q
period 2004-06-30
INTEGRATED ALARM SERVICES GROUP INC
filed 2004-08-16
CIK 1200022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       OR

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

         As of August 5, 2004 there were 24,681,462 shares of the registrant's common stock outstanding.

Integrated Alarm Services Group, Inc. and Subsidiaries
Form 10-Q Index
For the Three and Six Months Ended June 30, 2004

Description

Part I.  Financial Information....................................................................................3
         Item 1   Financial Statements............................................................................3
                  Consolidated Balance Sheets as of December 31, 2003 and June 30, 2004...........................3
                  Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2004..............4
                  Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2004........................5
                  Notes to Consolidated Financial Statements......................................................6
         Item 2   Management's Discussions and Analysis of Financial Condition and Results of Operations.........13
         Item 3   Quantitative and Qualitative Disclosures about Market Risks....................................23
         Item 4   Controls and Procedures........................................................................23

Part II  Other Information.......................................................................................24
         Item 1   Legal Proceedings..............................................................................24
         Item 2   Changes in Securities and Use of Proceeds......................................................24
         Item 4   Submission of Matters to a Vote of Security Holders............................................25
         Item 6   Exhibits and Reports on Form 8-K...............................................................26

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                         AS OF
                                                                                       -----------------------------------------
                                                                                        DECEMBER 31,                 JUNE 30,
                                                                                           2003                         2004
                                                                                       --------------              --------------
Assets                                                                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                                          $ 35,435,817                $ 5,100,975
     Current portion of notes receivable                                                     735,149                  1,389,994
     Accounts receivable, net                                                              4,312,990                  6,308,571
     Inventories                                                                           1,107,899                  1,096,517
     Prepaid expenses                                                                      1,548,105                  1,266,760
     Due from related parties                                                                232,300                     85,844
                                                                                       -------------              -------------
         Total current assets                                                             43,372,260                 15,248,661

Property and equipment, net                                                                5,762,586                  6,027,811
Notes receivable net of current portion and allowance                                      4,525,973                  3,192,619
Dealer relationships, net                                                                 23,113,617                 21,619,136
Customer contracts, net                                                                   73,571,131                 89,807,707
Goodwill, net                                                                             85,515,985                 90,161,798
Debt issuance costs, net                                                                   1,768,281                  1,273,141
Other identifiable intangibles, net                                                        2,187,464                  1,994,765
Restricted cash and cash equivalents                                                       1,100,000                  1,855,395
Other assets                                                                                 119,033                  3,440,638
                                                                                       -------------              -------------
         Total assets                                                                  $ 241,036,330              $ 234,621,671
                                                                                       =============              =============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
     Current portion of long-term debt                                                  $ 18,765,000               $ 16,319,000
     Current portion of capital lease obligations                                            431,555                    434,335
     Accounts payable                                                                      2,873,707                  1,460,905
     Accrued expenses                                                                      8,816,766                  6,766,517
     Current portion of deferred revenue                                                   7,576,993                  9,461,296
     Other liabilities                                                                       139,066                          -
                                                                                       -------------              -------------
         Total current liabilities                                                        38,603,087                 34,442,053

Long-term debt, net of current portion                                                    46,977,612                 44,829,112
Capital lease obligations, net of current portion                                            453,811                    236,524
Deferred revenue, net of current portion                                                     312,343                  2,132,355
Deferred income taxes                                                                        759,425                    234,328
Other liabilities                                                                            374,119                     17,819
Due to related parties                                                                       153,203                      3,284
                                                                                       -------------              -------------
         Total liabilities                                                                87,633,600                 81,895,475
                                                                                       -------------              -------------

     Commitments and Contingencies

Stockholders' equity
     Preferred stock, $0.001 par value; authorized
         3,000,000 shares and none issued and outstanding                                          -                          -
     Common stock, $0.001 par value; authorized
         100,000,000 shares; issued and outstanding
         24,607,731  shares at December 31, 2003 and
         24,681,462 at June 30, 2004                                                          24,608                     24,682
     Common stock subscribed                                                                 315,342                          -
     Paid-in capital                                                                     205,086,659                206,164,145
     Accumulated deficit                                                                 (52,023,879)               (53,462,631)
                                                                                       -------------              -------------
         Total stockholders'  equity                                                     153,402,730                152,726,196
                                                                                       -------------              -------------
         Total liabilities and stockholders'  equity                                   $ 241,036,330              $ 234,621,671
                                                                                       =============              =============

   The accompanying notes are an integral part of the consolidated financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004
                                   (UNAUDITED)


                                                                 Three months ended June 30,            Six months ended June 30,
                                                                ----------------------------         ------------------------------
                                                                     2003          2004                  2003             2004
                                                                     ----          ----                  ----             ----
Revenue:
       Monitoring fees                                         $  5,852,761     $ 6,049,930         $  11,942,551     $ 11,837,336
       Revenue from customer accounts                             3,661,950      12,101,339             6,067,135       23,679,341
       Billing fees                                                  21,514               -                42,497                -
       Related party monitoring fees                                130,144          76,331               282,250          101,811
       Related party placement fees                                   4,864               -                90,437                -
       Service and subcontractor fees                                91,455       1,291,170                91,455        2,108,032
                                                               ------------     -----------         -------------     ------------
Total revenue                                                     9,762,688      19,518,770            18,516,325       37,726,520

Cost of revenue (excluding depreciation
       and amortization)                                          3,887,954       7,041,508             7,753,560       14,109,502
                                                               ------------     -----------         -------------     ------------
                                                                  5,874,734      12,477,262            10,762,765       23,617,018
                                                               ------------     -----------         -------------     ------------
Operating expenses:
       Selling and marketing                                        190,428       1,128,964               455,494        2,244,926
       Depreciation and amortization                              3,549,904       5,431,052             6,420,425       10,443,573
       General and administrative                                 2,394,397       4,505,667             4,597,279        9,565,067
       General and administrative - related party                   250,000               -             3,525,000                -
                                                               ------------     -----------         -------------     ------------
Total operating expenses                                          6,384,729      11,065,683            14,998,198       22,253,566
                                                               ------------     -----------         -------------     ------------

Income (loss) from operations                                      (509,995)      1,411,579            (4,235,433)       1,363,452
Other income (expense):
       Other expense, net                                          (120,742)              -              (262,750)          (3,080)
       Amortization of debt issuance costs                         (529,738)       (247,184)             (907,413)        (507,034)
       Related party interest expense                               (27,483)              -              (451,848)               -
       Interest expense                                          (4,533,014)     (1,944,870)           (7,668,723)      (3,650,042)
       Interest income                                              417,344         205,877               777,227          530,548
                                                               ------------     -----------         -------------     ------------
Income (loss) before income taxes                                (5,303,628)       (574,598)          (12,748,940)      (2,266,156)
Income tax expense (benefit)                                        (50,115)       (206,862)            3,367,173         (827,404)
                                                               ------------     -----------         -------------     ------------
Net income (loss)                                              $ (5,253,513)    $  (367,736)        $ (16,116,113)    $ (1,438,752)
                                                               ============     ===========         =============     ============
Basic and diluted income (loss) per share                           $ (3.30)    $     (0.01)             $ (11.19)         $ (0.06)
                                                               ============     ===========         =============     ============
Weighted average number of common
  shares outstanding                                              1,590,911      24,668,671             1,439,989       24,654,309
                                                               ============     ===========         =============     ============

Unaudited:
Pro Forma income tax to give effect to
  the conversion from S to C Corporation
  status:
Income (loss) before benefit from income taxes                 $ (5,303,628)    $  (574,598)        $ (12,748,940)    $ (2,266,156)
Income tax expense (benefit)                                        (50,115)       (206,862)             (249,315)        (827,404)
                                                               ------------     -----------         -------------     ------------
Net income (loss)                                              $ (5,253,513)    $  (367,736)        $ (12,499,625)    $ (1,438,752)
                                                               ============     ===========         =============     ============
Basic and diluted income (loss) per share                           $ (3.30)    $     (0.01)        $       (8.68)    $      (0.06)
                                                               ============     ===========         =============     ============


         The accompanying notes are an integral part of the consolidated financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004
                                   (UNAUDITED)


                                                                               2003               2004
                                                                          -------------       -------------

Cash flows from operating activities:
     Net income (loss)                                                    $ (16,116,113)      $ (1,438,752)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                         6,420,425         10,443,573
        Amortization of deferred installation costs, net                              -             46,643
        Amortization of debt issuance costs                                     907,413            507,034
        Interest expense - non-cash, notes                                            -            474,200
        Stock options issued to consultant                                            -             13,018
        Provision for (reversal of) bad debts                                   450,000            396,800
        Deferred income taxes                                                 3,358,504           (525,097)
        Non-cash service fees                                                 1,825,000                  -
        Loss (gain) on disposal of property and equipment                             -              3,242
     Changes in assets and liabilities, net of effects of
        acquisitions and non-cash transactions:
        Accounts receivable                                                      (7,577)        (1,577,517)
        Inventories                                                                   -             11,382
        Prepaid expenses                                                        (82,384)           281,345
        Other assets                                                         (1,000,260)          (234,300)
        Due (from)to related parties                                           (151,811)            (3,463)
        Accounts payable and accrued expenses                                   670,594         (2,444,535)
        Deferred revenue                                                        (16,381)           426,615
        Other liabilities                                                      (494,009)          (495,366)
                                                                          -------------       ------------
               Net cash provided by (used in) operating activities           (4,236,599)         5,884,822
                                                                          -------------       ------------
Cash flows from investing activities:
     Purchase of property and equipment                                         (82,787)        (1,542,172)
     Proceeds from sale of property and equipment                                     -              1,800
     Purchase of customer contracts and dealer relationships                   (263,933)       (13,763,210)
     Deferred installation costs (other assets)                                       -         (3,091,915)
     Deferred installation revenue                                                    -          2,340,005
     Financing of customer loans                                               (383,550)        (1,883,349)
     Proceeds from maturity/sale of short-term investments                    8,082,332                  -
     Repayment of customer loans                                                424,589             85,425
     Decrease (increase) in restricted cash and cash equivalents                321,832           (755,395)
     Business acquisitions, net of cash acquired                                      -        (13,064,952)
                                                                          -------------       ------------
               Net cash porvided by (used in) investing activities            8,098,483        (31,673,763)
                                                                          -------------       ------------
Cash flows from financing activities:
     Proceeds of long-term debt, related party                                2,000,000                  -
     Proceeds of long-term debt                                               6,829,404                  -
     Payments of obligations under capital leases                               (73,857)          (214,507)
     Repayment of long-term debt                                             (8,510,311)        (4,319,500)
     Repayment of long-term debt, related party                                (430,140)                 -
     Debt issuance costs                                                       (136,500)           (11,894)
                                                                          -------------       ------------
               Net cash provided by (used in) financing activities             (321,404)        (4,545,901)
                                                                          -------------       ------------

Net increase (decrease) in cash and cash equivalents for the period           3,540,480        (30,334,842)
Cash and cash equivalents at beginning of year                                  442,082         35,435,817
                                                                          -------------       ------------
Cash and cash equivalents at end of period                                $   3,982,562       $  5,100,975
                                                                          =============       ============


         The accompanying notes are an integral part of the consolidated financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MANAGEMENT OPINION
The financial information as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries' (IASG or the "Company") for the three months and six months ended June 30, 2004 and 2003 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented herein, in accordance with regulations. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Form 10-K. Certain prior period data have been reclassified to conform to the current period presentation.

2.  NOTES RECEIVABLE

The Company's notes receivable consisted of the following:


                                                     December 31, 2003             June 30, 2004
                                                 -----------------------        -------------------

Performing loans                                            $ 5,040,103                $ 3,593,514
Non-perfoming loans                                             351,873                  1,154,953
Less: reserve                                                  (130,854)                  (165,854)
                                                 ----------------------         ------------------
Net loans                                                     5,261,122                  4,582,613
Less: current portion                                          (735,149)                (1,389,994)
                                                 ----------------------         ------------------
Long-term portion                                           $ 4,525,973                $ 3,192,619
                                                 ======================         ==================


At June 30, 2004, we have non-performing loans aggregating $1.2 million. A non-performing loan in the amount of $2.5 million was foreclosed and reclassified to the existing portfolio group of customer contracts. The collateral supported the carrying value and therefore no impairment charge was recorded. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

3.  GOODWILL AND INTANGIBLES
In April 2004, we received a Working Capital Adjustment (per agreement) cash payment from Lane Industries, Inc. in the aggregate amount of $1,378,000 which reduced the goodwill recorded by the same amount.

During May 2004, the Company acquired the alarm portfolio and certain other assets of Alliant Protection Services, Inc. for a total purchase price of $14.5 million. The purchase price was allocated to: accounts receivable $780,000, customer contracts $8,712,000, goodwill $6,081,000 and current liabilities $1,072,000. Most, if not all, of this goodwill will be tax deductible and will reside in the retail services segment. The operating results of Alliant have been included in the Company's consolidated results since the date of acquisition (May 21, 2004). The pro forma revenue and results of operations for this acquisition, had the acquisition occurred at the beginning of 2003 and 2004, are not significant, and accordingly, have not been provided.

During the six months ended June 30, 2004, goodwill also decreased (net) by approximately $57,000 due to legal and other costs offset with credits associated with acquisitions.

The Company uses a fair value approach to test goodwill and indefinite life intangibles for impairment. The Company recognizes an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. The Company established fair values using projected cash flows. When available and as appropriate, the Company used comparative market multiples to corroborate projected cash flow results. The Company completed its annual impairment test in the third quarter of 2003 and did not record an impairment charge upon completion of this review as the fair value exceeded carrying value in the third quarter of 2003. During the second quarter of 2004, the common stock of the Company began trading below its book value. However, management after evaluating current financial forecasts and operating trends continues to believe that goodwill was not impaired at June 30, 2004. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CUSTOMER CONTRACTS AND DEALER RELATIONSHIPS
SFAS No. 144 "Accounting for the Impairment of Disposal of Long Lived Assets" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationshps and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were required during the six months ended June 30, 2004.

Customer contracts at June 30, 2004 consist of the following:

                                                                                           CONTRACTS
                                                     EXISTING            DEALER            ASSUMED
                                                     PORTFOLIO          ACQUIRED          FROM DEALER          TOTAL
                                                    -----------        -----------        -----------        -----------
Customer contracts December 31, 2003                $49,341,567        $23,062,462        $ 8,058,738        $80,462,767
Purchases six months                                 22,279,154          2,203,665                  -         24,482,819
Sales and reclassifications six months                 (117,227)          (151,569)                 -           (268,796)
                                                    -----------        -----------        -----------        -----------
Customer contracts June 30, 2004                     71,503,494         25,114,558          8,058,738        104,676,790
                                                    -----------        -----------        -----------        -----------

Accumulated amortization December 31, 2003            1,525,020          3,516,755          1,849,861          6,891,636
Amortization first quarter                            2,027,145          1,002,232            597,930          3,627,307
Amortization second quarter                           2,753,661          1,025,966            570,513          4,350,140
                                                    -----------        -----------        -----------        -----------
Accumulated amortization June 30, 2004                6,305,826          5,544,953          3,018,304         14,869,083
                                                    -----------        -----------        -----------        -----------

Customer contracts, net                             $65,197,668        $19,569,605        $ 5,040,434        $89,807,707
                                                    ===========        ===========        ===========        ===========

Customer contract amortization expense for the six months ended June 30, 2004 and 2003 was $7,977,447 and $3,741,634, respectively. The 2004 amortization expense was reduced by approximately $1,043,516 of attrition reserves from contract purchase transactions. The Company is currently negotiating the potential sale of approximately $130,000 of recurring monthly revenue.

Dealer relationships consist of the following:

                                     DECEMBER 31, 2003      PURCHASES       AMORTIZATION        JUNE 30, 2004
                                     -----------------      ---------       ------------        -------------
Dealer relationships                   $ 39,958,089        $ 422,316                 $ -        $ 40,380,405
Accumulated amortization                (16,844,472)               -          (1,916,797)        (18,761,269)
                                       ------------        ---------        ------------        ------------
                                       $ 23,113,617        $ 422,316        $ (1,916,797)       $ 21,619,136
                                       ============        =========        ============        ============

Amortization expense for dealer relationships was $2,223,647 for the six months ended June 30, 2003.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

Estimated amortization expense of customer contracts, dealer relationships and other identifiable intangible assets for the years ending December 31, 2004 through 2008 is as follows:


                                                                         OTHER
                                                                     IDENTIFIABLE
                              CUSTOMER            DEALER              INTANGIBLE
  YEAR                        CONTRACTS        RELATIONSHIPS            ASSETS            TOTAL
---------                 -------------        -------------         -------------      ----------
  2004     (six months)      $5,352,518         $ 1,975,077           $ 211,150         $7,538,745
  2005                        9,981,312           3,083,376             403,841         13,468,529
  2006                        8,870,432           2,660,126             348,500         11,879,058
  2007                        7,688,931           2,352,426             348,500         10,389,857
  2008                        7,035,533           2,182,239             348,500          9,566,272

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition.

4.  STOCKHOLDERS' EQUITY

Stock-Based Compensation
The Company's 2003 Stock Option Plan and 2004 Stock Option Plan (approved June 15, 2004) ("SOP") permits the grant of options which may either be "incentive stock options" ("ISOs") or "non-qualified stock options: ("NSOs"). The total number of shares of our common stock that may be issued under the SOP may not exceed 1,350,000, subject to possible adjustment in the future as described below. All employees, officers, directors, consultants and independent contractors of the Company, or of any parent, subsidiary or affiliate are eligible to be granted options.

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

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                          ---------------------------        ------------------------------
                                                               2003           2004                2003              2004
                                                               ----           ----                ----              ----

Net loss as reported                                      $(5,253,513)    $ (367,736)        $(16,116,113)     $(1,438,752)
ADD: Stock-based compensation included in reported
net loss, net of related tax effect                                 -          7,811                    -            7,811
LESS: Stock-based compensation expense determined
under fair value method for all awards, net of related
tax effects                                                                 (100,400)                             (100,400)
                                                          -----------     ----------         ------------      -----------
Pro forma net loss                                        $(5,253,513)    $ (460,325)        $(16,116,113)     $(1,531,341)
                                                          ===========     ==========         ============      ===========
Net loss per share, as reported-basic and diluted         $     (3.30)    $    (0.01)        $     (11.19)     $     (0.06)
                                                          ===========     ==========         ===========       ===========
Pro forma net loss per share-basic and diluted            $     (3.30)    $    (0.02)        $     (11.19)     $     (0.06)
                                                          ===========     ==========         ===========       ===========

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

Company stock options outstanding as of June 30, 2004 include options granted during the third quarter of 2003 to purchase 48,000 shares of common stock at a weighted average exercise price of $9.25 per share, with a weighted average contractual life remaining of 9.08 years. On June 15, 2004, stock options were issued to purchase 150,000 shares of common stock at an exercise price of $5.75 per share, with a contractual life of ten years.

Company stock options outstanding become exerciseable as follows:

                                        Option Plan      Weighted Average              Shareholder        Weighted Average
       Period Ending                    Option Share       Exercise Price              Option Share        Exercise Price
       -------------                    ------------     ----------------              ------------       ----------------
     Currently exerciseable               90,500               $7.61                             -                -
              June 30, 2005               35,833               $5.75                       570,000              $9.25
              June 30, 2006               35,833               $5.75                       570,000              $9.25
              June 30, 2007               35,834               $5.75                       760,000              $9.25
                                         -------                                         ---------
                                         198,000               $6.60                     1,900,000              $9.25


SFAS NO. 123 ASSUMPTIONS AND FAIR VALUE
The fair value of each option granted during the quarter and six months ended June 30, 2004 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumption:

         Risk-free interest rate............4.58%
         Volatility.........................29%
         Option Term (in years).............10
         Dividend yield.....................0%

The weighted average estimated fair value of stock options granted during the six months ended June 30, 2004 was $2.89 per share.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

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

The following table summarized the activity related to stockholders' equity for the six months ended June 30, 2004:


                                          Common Stock             Common                                                  Total
                                      -------------------------    Stock           Paid-in         Accumulated      Stockholders'
                                        Shares          Amount     Subscribed       Capital           Deficit            Equity
                                      ----------       --------    ----------      ------------    -------------     --------------

Balance, December 31, 2003            24,607,731       $ 24,608     $ 315,342      $205,086,659    $ (52,023,879)     $ 153,402,730
Net Income (loss)                              -              -             -                 -       (1,438,752)        (1,438,752)
Issuance of contingent shares
  for Criticom purchase                   34,091             34      (315,342)          315,308                -                  -
Conversion of debt to stock               39,640             40             -           274,960                -            275,000
Issuance of stock options
  to consultant                                -              -             -            13,018                -             13,018
Imputed Interest expense
  associated with conversion
  feature of debt                              -              -             -           474,200                -            474,200
                                      ----------       --------     ---------      ------------    -------------      -------------
Balance, June 30, 2004                24,681,462       $ 24,682           $ -      $206,164,145    $ (53,462,631)     $ 152,726,196
                                      ==========       ========     =========      ============    =============      =============


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

6.  INCOME (LOSS) PER COMMON SHARE

The income (loss) per common share is as follows:

                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30,                               JUNE 30,
                                                 -------------------------------       ---------------------------------
                                                     2003                2004                2003                2004
                                                     ----                ----                ----                ----
Numerator
   Net income(loss)                              $(5,253,513)       $  (367,736)       $ (16,116,113)      $ (1,438,752)
Denominator
   Weighted average shares outstanding             1,590,911         24,668,671            1,439,989         24,654,309
Net income (loss) per share                      $     (3.30)       $     (0.01)       $      (11.19)      $      (0.06)

For the three and six months ended June 30, 2004, there are outstanding promissory notes which are convertible into 753,153 shares of common stock at a price of $6.94 per share, options outstanding to acquire 1,948,000 shares of the Company's common stock at a per share price of $9.25 and options outstanding to acquire 150,000 shares of the Company's common stock at a per share price of $5.75. The shares issuable upon exercise of such options have not been included as common stock equivalents, as their issuance would be anti-dilutive.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

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

In May 2003, a former employee of McGinn, Smith & Co., Inc. brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. In August 2003, the Company filed a motion to dismiss the claim against it, which was opposed by the plaintiff on August 27, 2003. The Court's decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee and the Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

On December 9, 2003, a complaint was filed against the Company in the United States District Court in the southern District of New York entitled Ian Meyers
v. Integrated Alarm Services Group, Inc., et al. The Plaintiff alleges, among other things, that the Company and its professionals engaged in transactions with the Company that were designed to defraud plaintiff out of funds he was entitled to pursuant to Plaintiff's agreement with First Integrated Capital Corp. ("FICC"), his employer, and a company in which he had an equity interest. Plaintiff was seeking damages in the amount of $3,000,000. A mediation conference before the court was held on April 22, 2004. As a result of the mediation conference, an agreement was reached and the Company paid $64,000 on June 16, 2004 to settle this matter in full and the case was withdrawn with prejudice. The Company had accrued this amount as of March 31, 2004.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.  RELATED PARTY TRANSACTIONS
The Company incurred approximately $27,483 and $0 respectively, in related party interest for the three months ended June 30, 2003 and 2004.

The Company earned monitoring and placement fees from related parties of approximately $135,000 and $76,000 for the three months ended June 30, 2003 and 2004, respectively.

The Company earned monitoring and placement fees from related parties of approximately $373,000 and $102,000 for the six months ended June 30, 2003 and 2004, respectively.

Included in long-term debt (junior debt) are contract certificates held by related parties that totaled approximately $172,000 at June 30, 2004.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

During April 2003, the Company assumed $250,000 of debt from Capital Center Credit Corporation resulting in a charge to general and administrative expense of $250,000.

During the six months ended June 30, 2003, the Company paid $1,700,000 to Capital Center Credit Corporation ("CCCC") and assumed $1,825,000 of debt from CCCC resulting in a charge to general and administrative expense of $3,525,000.

9.  SEGMENT AND RELATED INFORMATION
Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income
(loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three and six months ended June 30, 2003 and 2004. Prior to January 31, 2003, the Company operated in only one segment, alarm-monitoring wholesale services. The acquisition of IASI and affiliates established the new segment, alarm-monitoring retail services for independent alarm-monitoring dealers. Intersegment revenues have been eliminated.

Summarized financial information for the three and six months ended ended June 30, 2003 and 2004 concerning the Company's reportable segments is shown in the following table:

                                         ALARM-        ALARM-                           ALARM-          ALARM-
                                       MONITORING    MONITORING                       MONITORING      MONITORING
                                       WHOLESALE      RETAIL       CONSOLIDATED       WHOLESALE         RETAIL         CONSOLIDATED
                                        SERVICES     SERVICES        TOTAL             SERVICES        SERVICES            TOTAL
                                       ----------    ----------    ------------       ----------      ----------       ------------

                                             THREE MONTHS ENDED JUNE, 2003                         SIX MONTHS ENDED JUNE, 2003

Total revenue                        $ 6,100,738   $ 3,661,950    $ 9,762,688        $12,449,190     $ 6,067,135       $18,516,325
Intersegment revenue                     701,703             -        701,703          1,173,611               -         1,173,611
Cost of revenue (including
  depreciation and amortization)       5,167,263     2,270,595      7,437,858         10,346,534       3,827,451        14,173,985
Income (loss) from operations           (511,175)        1,180       (509,995)          (177,325)     (4,058,108)       (4,235,433)
Interest income                                -       417,344        417,344                  -         777,227           777,227
Interest expense                       1,305,530     3,254,967      4,560,497          2,607,486       5,513,085         8,120,571
Income (loss) before  income taxes    (2,073,961)   (3,229,667)    (5,303,628)        (3,301,590)     (9,447,350)      (12,748,940)

                                              THREE MONTHS ENDED JUNE, 2004                        SIX MONTHS ENDED JUNE 30, 2004

Total revenue                        $ 6,126,261   $13,392,509    $19,518,770        $11,939,147     $25,787,373       $37,726,520
Intersegment revenue                     921,107             -        921,107          1,410,431               -         1,410,431
Cost of revenue (including
  depreciation and amortization)       4,983,380     7,489,180     12,472,560          9,897,642      14,655,433        24,553,075
Income (loss) from operations            186,526     1,225,053      1,411,579           (226,789)      1,590,241         1,363,452
Interest income                           11,517       194,360        205,877             25,811         504,737           530,548
Interest expense                          68,015     1,876,855      1,944,870            140,187       3,509,855         3,650,042
Income (loss) before  income taxes       109,403      (684,001)      (574,598)          (382,415)     (1,883,741)       (2,266,156)

There has been no material change in the total assets of the reportable segments since December 31, 2003. The acquisitions in the retail services segment have been funded with cash balances residing in that segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004.

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

VALUATION TO ALLOCATE PURCHASE PRICE FOR A BUSINESS COMBINATION.
The allocation of purchase price related to the acquisition of assets of Alliant Protection Services, Inc. is preliminary at June 30, 2004. The purchase price allocation is based on management's best estimate and is subject to adjustment.

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

Notes receivable consists primarily of loans to dealers which are collateralized by a portfolio of individual end-user monitoring contracts. When a dealer becomes delinquent, we generally foreclose on and take ownership of the portfolio of end-user monitoring contracts.

At June 30, 2004, we have non-performing loans aggregating $1.2 million. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

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

Dealer relationships and customer (end-user) contracts are amortized using methods and lives which are management's estimates, based upon all information available (including industry data, attrition studies, current portfolio trends), of the life (attrition pattern) of the underlying contracts and relationships. If actual results vary negatively (primarily attrition) from management assumptions, amortization will be accelerated which will negatively impact results from operations. If amortization is not accelerated or conditions deteriorate dramatically, the asset could become impaired. For existing portfolio accounts purchased subsequent to January 31, 2003, the Company amortizes such accounts using the straight-line method over an 18 year period plus actual attrition. This methodology may cause significant variations in amortization expense in future periods.

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

We use a fair value approach to test goodwill and indefinite life intangibles for impairment. We recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill and indefinite life intangibles exceeds its fair value. We established fair values using projected cash flows. When available and as appropriate, we used comparative market multiples to corroborate projected cash flow results. We completed our annual impairment test in the third quarter of 2003 and did not record an impairment charge upon completion of this review as the fair value exceeded carrying value in the third quarter of 2003. During the second quarter of 2004, the common stock of the Company began trading below its book value. However, management after evaluating current financial forecasts and operating trends continues to believe that goodwill was not impaired at June 30, 2004. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

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

On December 9, 2003, a complaint was filed against the Company in the United States District Court in the southern District of New York entitled Ian Meyers
v. Integrated Alarm Services Group, Inc., et al. The Plaintiff alleges, among other things, that the Company and its professionals engaged in transactions with the Company that were designed to defraud plaintiff out of funds he was entitled to pursuant to Plaintiff's agreement with First Integrated Capital Corp. ("FICC"), his employer, and a company in which he had an equity interest. Plaintiff was seeking damages in the amount of $3,000,000. A mediation conference before the court was held on April 22, 2004. As a result of the mediation conference, an agreement was reached and the Company paid $64,000 on June 16, 2004 to settle this matter in full and the case was withdrawn with prejudice. The Company had accrued this amount as of March 31, 2004.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003.

REVENUE.
Total revenue for the three months ended June 30, 2004 was approximately $19,519,000 compared to approximately $9,763,000 for the same period during the prior year, an increase of approximately $9,756,000, or 99.9%. Approximately $8,437,000 of the increase was due to revenue from businesses acquired in the final quarter of 2003 and the second quarter of 2004 (the "Q4-2003 / Q2-2004 acquisitions").

Wholesale monitoring revenues were approximately $6,126,000 for the three months ended June 30, 2004 compared to approximately $6,101,000 for the same period in 2003, an increase of approximately $25,000. The increase is due primarily to an increase in the average revenue per account per month of approximately $.42 which generated approximately $459,000 of additional revenue which was offset, in part, by a decrease in the aggregate number of accounts (not owned by the Company, or "external") monitored during the first three months of 2004. This decrease in external accounts monitored, of approximately 28,000, resulted in a decrease in revenue of approximately $434,000.

Revenue from retail segment operations increased approximately $9,731,000 to approximately $13,393,000 for the second quarter of 2004 from $3,662,000 for the same period in 2003. Revenue from the Q4-2003 / Q2-2004 acquisitions accounted for approximately $8,437,000 of the increase. Additional revenue, of approximately $1,541,000, was generated due to an increase of approximately 16,000 in the average number of retail contracts owned per month. These increases were partially offset by a decrease in average revenue per contract which resulted in a decrease in revenue of approximately $247,000.

COST OF REVENUE (EXCLUDING DEPRECIATION AND AMORTIZATION).
Our cost of revenue for the three months ended June 30, 2004 was approximately $7,042,000 compared with approximately $3,888,000 for the same period last year, an increase of approximately $3,154,000. This increase in the cost of revenue was primarily due to approximately $2,444,000 of costs associated with the Q4-2003 / Q2-2004 acquisitons. In addition, the cost of revenue for the retail segment, excluding the Q4-2003 / Q2-2004 acquisitions, increased approximately $738,000 as a result of the increase in the number of accounts. The cost of revenue for the wholesale monitoring operations decreased by approximately $25,000.

Direct margin, as a percentage of total revenue, was 63.9% during the three months ended June 30, 2004 compared to 60.2% for the same period during 2003. The increase was due primarily to a greater proportion of retail segment volume which is a higher margin business.

OPERATING EXPENSES.
Operating expenses increased from approximately $6,385,000 for the three months ended June 30, 2003 to approximately $11,066,000 for the comparable period in 2004, an increase of approximately $4,681,000, or 73.3%. The increase was due to approximately $4,785,000 of expenses associated with the Q4-2003 / Q2-2004 acquisitions and an increase in expenses related to the retail segment (excluding the Q4-2003 / Q2-2004 acquisitions) of approximately $539,000 which were offset, in part, by a decrease in expenses related to the wholesale segment of approximately $643,000.

Selling and marketing expenses increased approximately $939,000 from approximately $190,000 in the second quarter of 2003 to approximately $1,129,000 for the same period in 2004. The increase is attributible the expenses associated with the Q4-2003 / Q2-2004 acquisitions which amounted to approximately $900,000. The expenses related to the Q4-2003 / Q2-2004 acquisitions were comprised primarily of payroll, benefits and other compensation of approximately $754,000, travel and entertainment of approximately $75,000 and advertising of approximately $24,000.

Depreciation and amortization expenses increased from approximately $3,550,000 in the second quarter of 2003 to approximately $5,431,000 for the comparable period in 2004, an increase of approximately $1,881,000, or 53.0%. This increase was primarily due to the expenses related to the Q4-2003 / Q2-2004 acqusitions of $1,657,000. The remaining increase consisted of approximately $379,000 in retail operations, exclusive of the Q4-2003 / Q2-2004 acquisitons, offset, in part, by a decrease in expenses associated with the wholesale segment of approximately $155,000. The retail segment increase in depreciation and amortization was due to an increase in the amortization of customer contract costs as a result of the purchases of contracts throughout 2003 and the first six months of 2004. The decrease in wholesale operations expense is attributable to a decrease in amortization of dealer relationship costs due to the Company's use of declining balance accelerated methods of amortization.

General and administrative expenses increased approximately $1,862,000, or 70.4%, from approximately $2,644,000 in the second quarter of 2003 to approximately $4,506,000 for the same period of 2004. Approximately $2,228,000 of the increase was associated with the Q4-2003 / Q2-2004 acquisitions and comprised primarily of payroll, bonus and other compensation, facilities and utilities, collection and billing, bad debt and travel and entertainment expenses. Excluding the expenses associated with the Q4-2003 / Q2-2004 acquisitions, general and administrative expenses decreased by approximately $366,000. This decrease was comprised primarily from decreases of the following expenses: bad debt decreased by approximately $556,000; legal, accounting and other professional fees decreased by approximately $380,000; and, bank fees decreased by approximately $80,000. These decreases were partially offset by increases in payroll and benefits of approximately $333,000, directors and officers insurance of approximately $270,000 and rent and utilities of approximately $102,000.

OTHER INCOME/EXPENSE.
Other expense for the three months ended June 30, 2003 was approximately $121,000. This expense was almost entirely related to the acquisition of RTC Alarm Monitoring Services.

AMORTIZATION OF DEBT ISSUANCE COSTS.
The amortization of debt issuance costs decreased approximately $283,000 from approximately $530,000 for the three months ended June 30, 2003 to approximately $247,000 for the same period in 2004. The decrease is due primarily to a decrease in debt issuance costs to be amortized as a result of the retirement of debt during the later half of 2003.

INTEREST EXPENSE.
Interest expense decreased by approximately $2,615,000 from approximately $4,560,000 to approximately $1,945,000, or 57.3%, for the second quarter of 2003 to the same period in 2004, respectively. The reduction is due to the reduction of debt during the later half of 2003 primarily from the use of the proceeds from the initial public offering of the Company's common stock.

INTEREST INCOME.
Interest income decreased from approximately $417,000 during the second quarter of 2003 to approximately $206,000.

TAXES.
The benefits recorded are based on the effective tax rate the Company expects to use for each of the full years.

RESULTS OF OPERATIONS BY SEGMENT
The comparable financial results for the Company's two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the three months ended June 30, 2004 compared with the three months ended June 30, 2003 are discussed below.

ALARM MONITORING, WHOLESALE SEGMENT. THREE MONTHS ENDED JUNE 30, 2004.
Alarm Monitoring, Wholesale segment total revenue increased by approximately $25,000 to approximately $6,126,000 for the three months ended June 30, 2004 from approximately $6,101,000 for the same period in 2003. The increase is due primarily to an increase in the average revenue per account per month of approximately $0.42 which generated approximately $459,000 of additional revenue which was offset, in part, by a decrease in the aggregate number of accounts (not owned by the Company, or "external") monitored during the first three months of 2004. This decrease in external accounts monitored, of approximately 28,000, resulted in a decrease in revenue of approximately $434,000.

Direct margin increased approximately $54,000 from approximately $2,250,000 for the three months ended June 30, 2003 to approximately $2,304,000 for the comparable period of 2004. As a percent of total revenue, the direct margin was 36.9% for the three months ended June 30, 2003 compared with 37.6% for the three months ended June 30, 2004.

The wholesale segment had income from operations of approximately $187,000 for the three months ended June 30, 2004 compared with a loss from operations of approximately $511,000 for the same period last year, an improvement of approximately $698,000. The change is primarily due to decreases in general and administrative expenses of approximately $491,000 and a reduction in depreciation and amortization of approximately $155,000.

The segment had income before income taxes of approximately $109,000 for the three months ended June 30, 2004 compared to a loss of approximately $2,074,000 for the three months period ended June 30, 2003. The improvement, of approximately $2,183,000, is primarily attributable to the aforementioned improvement in income from operations and a decrease in interest expense (resulting from debt repayments), of approximately $1,238,000.

ALARM MONITORING, RETAIL SEGMENT. THREE MONTHS ENDED JUNE 30, 2004.
Alarm Monitoring, Retail segment total revenue increased by approximately $9,731,000 to approximately $13,393,000 for the three months ended June 30, 2004 from approximately $3,662,000 for the same period in 2003. Revenue from the Q4-2003 / Q2-2004 acquisitions accounted for approximately $8,437,000 of the increase. Additional revenue, of approximately $1,541,000, was generated due to an increase of approximately 16,000 in the average number of retail contracts owned per month. These increases were offset, in part, by a decrease in average revenue per contract which resulted in a decrease in revenue of approximately $247,000.

Direct margin increased approximately $6,548,000 to approximately $10,173,000 for the second quarter of 2004. The increase is due primarily to the incremental margin associated with the Q4-2003 / Q2-2004 acqusitions in the amount of approximately $5,993,000. The balance of the increase, or approximately $555,000, was due to the margin realized on the incremental revenues generated other than by the Q4-2003 / Q2-2004 acquisitions.

For the three months ended June 30, 2004 the segment had income from operations of approximately $1,225,000 compared to income of approximately $1,000 for the three months ended June 30, 2003, an improvement of approximately $1,224,000. The improvement was primarily a result of approximately $1,208,000 of income from the Q4-2003 / Q2-2004 acquisitions.

The segment's loss before income taxes was approximately $684,000 for the three months ended June 30, 2004 compared to a loss for the three months period ended June 30, 2003 of approximately $3,230,000, an improvement of approximately $2,546,000. The improvement is primarily attributible to the improvement in the income/loss from operations and a decrease in interest expense.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

REVENUE.
Total revenue for the six months ended June 30, 2004 was approximately $37,727,000 compared to approximately $18,516,000 for the same period during the prior year, an increase of approximately $19,211,000, or 103.7%. Approximately $16,143,000 of the increase was due to revenue from the Q4-2003 / Q2-2004 acquisitions.

Wholesale monitoring revenues were approximately $12,449,000 for the six months ended June 30, 2003 compared to approximately $11,939,000 for the same period in 2004, a decrease of approximately $510,000, or 4.1%. The decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or "external") monitored during the first six months of 2004. This decrease in external accounts monitored, of approximately 46,000, resulted in a decrease in revenue of approximately $1,356,000. This decrease was offset, in part, by an increase of approximately $846,000 generated by an increase in the average revenue per account per month of approximately $0.37. from the first half of 2003 as compared to the first half of 2004

Revenue from retail segment operations increased approximately $19,720,000 to approximately $25,787,000 for the first half of 2004 from $6,067,000 for the same period in 2003. Revenue from the Q4-2003 / Q2-2004 acquisitions accounted for approximately $16,143,000 of the increase. In addition, the first half of 2004 reflects incremental revenue of approximately $1,483,000 as a result of the merger of IASI which occurred in January 31, 2003. Additional revenue, of approximately $2,152,000, was generated due to an increase of approximately 13,000 in the average number of retail contracts owned per month. These increases were offset, in part, by a decrease in average revenue per contract which resulted in a decrease in revenue of approximately $58,000.

COST OF REVENUE (EXCLUDING DEPRECIATION AND AMORTIZATION).
Our cost of revenue for the six months ended June 30, 2004 was approximately $14,110,000 compared with approximately $7,754,000 for the same period last year, an increase of approximately $6,356,000. This increase in the cost of revenue was primarily due to approximately $5,216,000 of costs associated with the Q4-2003 / Q2-2004 acquisitons. In addition, the cost of revenue for the retail segment, excluding the Q4-2003 / Q2-2004 acquisitions, increased approximately $1,190,000. The cost of revenue for the wholesale monitoring operations decreased approximately $50,000.

Direct margin, as a percentage of total revenue, was 62.6% during the six months ended June 30, 2004 compared to 58.1% for the same period during 2003. The increase was due primarily to a greater proportion of retail segment volume which is a higher margin business.

OPERATING EXPENSES.
Operating expenses increased from approximately $14,998,000 for the six months ended June 30, 2003 to approximately $22,254,000 for the comparable period in 2004, an increase of approximately $7,256,000, or 48.4%. The increase was due to approximately $9,831,000 of expenses associated with the Q4-2003 / Q2-2004 acqusitions offset, in part, by decreases in the retail and wholesale segments of approximately $2,164,000 and $411,000, respectively.

Selling and marketing expenses increased approximately $1,790,000 from approximately $455,000 in the first half of 2003 to approximately $2,245,000 for same period in 2004. The increase is attributible to expenses associated with the Q4-2003 / Q2-2004 acqusitions which amounted to approximately $1,810,000. The expenses related to the Q4-2003 / Q2-2004 acquisitions were comprised primarily of payroll, benefits and other compensation of approximately $1,515,000, travel and entertainment of approximately $149,000 and advertising of approximately $54,000.

Depreciation and amortization expenses increased from approximately $6,420,000 in the first half of 2003 to approximately $10,444,000 for the comparable period in 2004, an increase of approximately $4,024,000, or 62.7%. This increase was primarily due to the expenses related to the Q4-2003 / Q2-2004 acqusitions of $3,435,000. The remaining increase consisted of approximately $988,000 in retail operations, exclusive of the Q4-2003 / Q2-2004 acquisitons, offset, in part, by a decrease in expenses associated with the wholesale segment of approximately $399,000. The retail segment increase was due to an increase in the amortization of customer contract costs as a result of the purchase of contracts throughout 2003 and the first six months of 2004. The decrease in wholesale operations expense is attributable to a decrease in amortization of dealer relationship costs due to the Company's use of declining balance accelerated methods of amortization.

General and administrative expenses increased approximately $1,443,000, or 17.8%, from approximately $8,122,000 in the first half of 2003 to approximately $9,565,000 for the same period of 2004. Approximately $3,525,000 of the expenses in the first half of 2003 related to a charge associated with a transaction with the Capital Center Credit Corporation ("CCCC"). Absent this 2003 charge, the expenses for the 2004 period would have represented an increase of approximately $4,968,000, or 61.2%, from the expenses for the same period of 2003. Approximately $4,586,000 of the increase was associated with the Q4-2003 / Q2-2004 acquisitions and comprised primarily of payroll, bonus and other compensation, facilities and utilities, bad debt, collection and billing, insurance and travel and entertainment expenses. The additional increase in expenses, of approximately $382,000, is due primarily to increases in directors and officers insurance of approximately $540,000, payroll and benefits of approximately $485,000, rent and utilities of approximately $176,000, travel and entertainment of approximately $133,000, board and transfer agent fees of approxiamately $131,000 and litigation settlments of approximately $65,000, partially offset by decreases in legal, accounting and other professional fees of approximately $790,000, bad debt expense of approximately $309,000 and bank fees of approximately $65,000.

OTHER INCOME/EXPENSE.
Other expense for the six months ended June 30, 2004 amounted to approximately $3,000 compared to other expense for the same period in year 2003 of approximately $263,000. For the most part, the decrease is due to expenses recorded in 2003 related to the acquisition of RTC Alarm Monitoring Services.

AMORTIZATION OF DEBT ISSUANCE COSTS.
The amortization of debt issuance costs decreased approximately $400,000 from approximately $907,000 for the six months ended June 30, 2003 to approximately $507,000 for the same period in 2004. The decrease is due primarily to a decrease in debt issuance costs to be amortized as a result of the retirement of debt during the later half of 2003.

INTEREST EXPENSE.
Interest expense decreased by approximately $4,471,000 from approximately $8,121,000 to approximately $3,650,000, or 55.1%, for the first six months of 2003 to the same period in 2004, respectively. Approximately $4,223,000 of the decrease was due to the reduction of debt during 2003 primarily to the use of the proceeds from the initial public offering of the Company's common stock. The balance of the decrease, or approximately $248,000, was due to an adjustment of the accrual for debt related costs.

INTEREST INCOME.
Interest income decreased from approximately $777,000 during the first half of 2003 to approximately $531,000.

TAXES.
Income tax expense totaled approximately $3,367,000 for the six months ended June 30, 2003 compared with a benefit of approximately $827,000 for the six months ended June 30, 2004. The income tax expense recorded during the six months ended June 30, 2003 was due primarily the merger of Integrated Alarm Services, Inc. and the Company in January 2003 and the change in tax status (S to C Corporation) for federal income tax purposes. The benefit recorded in the first half of 2004 is based on the effective tax rate the Company expects to use for the full year of 2004.

RESULTS OF OPERATIONS BY SEGMENT
The comparable financial results for the Company's two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 are discussed below.

ALARM MONITORING, WHOLESALE SEGMENT. SIX MONTHS ENDED JUNE 30, 2004.
Alarm Monitoring, Wholesale segment total revenue decreased by approximately $510,000, or 4.1%, to approximately $11,939,000 for the six months ended June 30, 2004 from approximately $12,449,000 for the same period in 2003. The decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or "external") monitored during the first six months of 2004. This decrease in external accounts monitored, of approximately 46,000, resulted in a decrease in revenue of approximately $1,356,000. This decrease was offset, in part, by an increase of approximately $846,000 generated by an increase in the average revenue per account per month of approximately $.37.

Direct margin decreased approximately $460,000 from approximately $4,781,000 for the six months ended June 30, 2003 to approximately $4,321,000 for the comparable period of 2004. The decrease in the direct margin is primarily attributible the decrease in revenue.

The wholesale segment had a loss from operations of approximately $227,000 for the six months ended June 30, 2004 compared with a loss from operations of approximately $177,000 for the same period last year, a change of approximately $50,000. The change is due to primarily to a decrease in direct margin offset, in part, by a reduction in depreciation and amortization of approximately $399,000.

The segment had a loss before income taxes of approximately $382,000 for the six months ended June 30, 2004 compared to a loss of approximately $3,302,000 for the six months period ended June 30, 2003. The improvement, of approximately $2,920,000, is primarily attributable to a decrease in interest expense, of approximately $2,467,000, a reduction to other losses of approximately $262,000 and a decrease in amortization of debt issuance costs of approximately $213,000.

ALARM MONITORING, RETAIL SEGMENT. SIX MONTHS ENDED JUNE 30, 2004.
Alarm Monitoring, Retail segment total revenue increased by approximately $19,720,000 to approximately $25,787,000 for the six months ended June 30, 2004 from approximately $6,067,000 for the same period in 2003. Revenue from the Q4-2003 / Q2-2004 acquisitions accounted for approximately $16,143,000 of the increase. In addition, the first half of 2004 reflects incremental revenue of approximately $1,483,000 as a result of the merger of IASI which occurred in January 31, 2003. Additional revenue, of approximately $2,152,000, was generated due to an increase of approximately 13,000 in the average number of retail contracts owned per month. These increases were offset, in part, by a decrease in average revenue per contract which resulted in a decrease in revenue of approximately $58,000.

Direct margin increased approximately $13,315,000 to approximately $19,296,000 for the first half of 2004. The increase is due primarily to the incremental margin associated with the Q4-2003 / Q2-2004 acqusitions in the amount of approximately $10,927,000. The balance of the increase, or approximately $2,388,000, was due to the margin realized on the incremental revenues of the balance of the retail segment.

For the six months ended June 30, 2004 the segment had income from operations of approximately $1,590,000 compared to a loss of approximately $4,058,000 for the six months ended June 30, 2003, an improvement of approximately $5,648,000. The improvement was a result of a decrease of approximately $3,187,000 in general and administrative expenses and an increase of approximately $2,387,000 in direct margin which was offset, in part, by an increase in depreciation and amortization of approximately $979,000, none of which included results of the operations of the Q4-2003 / Q2-2004 acqusitions. The Q4-2003 / Q2-2004 acquisitions had income from operations of approximately $1,097,000.

The segment's loss before income taxes was approximately $1,884,000 for the six months ended June 30, 2004 compared to a loss for the six months period ended June 30, 2003 of approximately $9,447,000, an improvement of approximately $7,563,000. In addition to the aforementioned improvement in income from operations, the reduction of the loss before taxes was due to a decrease of approximately $2,003,000 in interest expense.

LIQUIDITY AND CAPITAL RESOURCES.
Net cash provided by operating activities was approximately $5,800,000 for the six months ended June 30, 2004, compared to approximately ($4,200,000) used by operating activities for the six months ended June 30, 2003. The increase in cash provided by operations was primarily the result of a decrease of approximately $14,700,000 in the net loss for the period and an increase in depreciation and amortization of approximately $4,000,000. The 2003 period had offsetting benefits of cash provided of approximately $5,000,000 from non-cash expenses including deferred income taxes.

Net cash used in investing activities was approximately $31,600,000 for the six months ended June 30, 2004 compared to approximately $8,100,000 provided by investing activities for the six months ended June 30, 2003. The significant increase in net cash used in investing activities is primarily due to the acquisition of customer contracts and businesses of approximately $26,800,000 in 2004 and an increase in cash as a result of the IASI acquisition of approximately $8,100,000 in 2003.

Net cash used in financing activities was approximately $4,500,000 for the six months ended June 30, 2004 compared to approximately $300,000 in net cash used in financing activities for the six months ended June 30, 2003. The change is primarily due to the new borrowing approximating repayments in 2003 and there being no borrowings but debt repayments of $4,500,000 during the same six months in 2004.

The balance sheet at June 30, 2004 reflects a net working capital deficit of approximately $19,200,000. As of June 30, 2004, we had recurring monthly revenue ("RMR") of approximately $4,400,000 in our retail monitoring segment and approximately $2,000,000 in our wholesale monitoring segment. Total debt decreased by approximately $4,800,000 from December 31, 2003 to June 30, 2004.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $1.6 million and our strategy to purchase monitoring contracts, which we anticipate to be approximately $126 million. This strategy is dependent on obtaining additional financing. We are currently in discussions with investment bankers and commercial bankers regarding a combination of privately placed debt securities and commercial bank credit facilities. We have no commitment from them at this time.

We believe that our existing cash, cash equivalents and RMR are adequate to fund our operations, including debt payments of $14 million payable over the next six months, exclusive of planned contract acquisitions, for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS.
The Company's significant contractual obligations as of June 30, 2004 are for approximately $65,000,000. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

CONTRACTUAL OBLIGATIONS                                             PAYMENTS DUE BY PERIOD
                                                        06/05                  06/07               06/09
-----------------------------------------------------------------------------------------------------------------------------------
                            Total                Less than 1 year         1-3 years            4-5 years           After 5 years
Long-term debt                 $ 61,148,112             $ 16,319,000         $ 38,854,112         $ 5,975,000                  $ -
Capital leases                      670,859                  434,335              236,524                   -                    -
Operating leases                  3,542,334                1,078,795            1,560,340             810,849               92,350
                               ------------             ------------         ------------         -----------             --------
Total                          $ 65,361,305             $ 17,832,130         $ 40,650,976         $ 6,785,849             $ 92,350
                               ============             ============         ============         ===========             ========

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

For the quarters ended June 30, 2003 and 2004, our annualized end-user account growth rates in the wholesale monitoring segment, excluding acquisitions were (4.4%) and (17.9%), respectively. For the quarters June 30, 2003 and 2004, our annualized end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end-users added and end-users acquired, was 18.2% and 38.4%, respectively. This decline is a result of one alarm company bringing in-house to their call center approximately 25,000 accounts that IASG managed on a month to month basis. Given that this company has greatly reduced its acquisition activities we anticpated this retrenchment but its timing was uncertain. This business was lower margin than our typical wholesale relationship and we have no further wholesale business with this company.


                                                  2003              2004
                                              -------------     -------------

Beginning balance, March 31,                       482,141           525,306
End-users added, excluding acquisitions             17,428            32,250
End-users acquired                                     263            22,428
End-user losses                                    (22,768)          (55,705)
                                              -------------     -------------

Ending Balance, June 30,                           477,064           524,279
                                              =============     =============

Alarm-Monitoring Retail Services
The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the second quarter of 2004 are as follows:

                                                           Active RMR at
Portfolio                            Attrition Rate        June 30, 2004
--------------------------------     ----------------     -----------------

Legacy and flow                           10.8%              $ 1,046,263
Residential since IPO                      9.9%                2,223,774
Commercial since IPO                      13.4%                1,120,525
                                                             -----------

Total                                     11.2%              $ 4,390,562
                                                             ===========

The increase in Commercial attrition from the 9.1% last quarter is due primarily from the loss of one account, a California school district, and we believe it to be a discrete event. Attrition for acquired Dealer customer relationships and alarm monitoring contracts may be greater in the future than the attrition rate assumed or historically incurred by us. In addition, because some Dealer customer relationships and acquired alarm monitoring contracts are prepaid on an annual, semi-annual or quarterly basis, attrition may not become evident for some time after an acquisition is consummated. We are currently negotiating the potential sale of approximately $130,000 of recurring monthly revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is effected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency. At June 30, 2004, we had $7.2 million of variable rate debt outstanding.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. While our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective as of the end of the period covered by this report our significant growth through acquisitions of companies with complex accounting and revenue systems not readily adaptable to our own, has required us to undergo major system changes as disclosed in previous filings. Several of our information technology projects, although making progress, are running behind schedule. As a result, we can provide no assurance that we will not identify significant deficiencies or material weaknesses in internal controls over financial reporting under definitions established by the SEC and PCAOB We continue to commit significant resources to the project and have hired a consulting firm specializing in this area, but our numerous system and control changes have hindered their progress.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year-ended December 31, 2004, whether the internal controls over financial reporting as of December 31, 2004 are effective. Any material weakness in internal controls over financial reporting existing at that date will preclude management's making a positive assertion. While management intends to complete its assessment of internal controls over financial reporting and to implement, document and test any required changes to correct any material weaknesses identified in order to make a positive assertion as to the effectiveness of internal controls over financial reporting, there can be no assurance that sufficient progress will be made in time to do so.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting are as follows.

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

On December 9, 2003, a complaint was filed against the Company in the United States District Court in the southern District of New York entitled Ian Meyers
v. Integrated Alarm Services Group, Inc., et al. The Plaintiff alleges, among other things, that the Company and its professionals engaged in transactions with the Company that were designed to defraud plaintiff out of funds he was entitled to pursuant to Plaintiff's agreement with First Integrated Capital Corp. ("FICC"), his employer, and a company in which he had an equity interest. Plaintiff was seeking damages in the amount of $3,000,000. A mediation conference before the court was held on April 22, 2004. As a result of the mediation conference, an agreement was reached and the Company paid $64,000 on June 16, 2004 to settle this matter in full and the case was withdrawn with prejudice. The Company had accrued this amount as of March 31, 2004.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Registration Statement (333-101159) with the Securities and Exchange Commission on June 27, 2003 to register up to 25,300,000 shares of common stock for sale at an aggregate offering price of approximately $278,300,000. The offering commenced on July 23, 2003 and terminated on August 22, 2003. Upon completion, the managing underwriter, Friedman, Billings, Ramsey & Co., Inc., successfully sold 22,982,729 shares at $9.25 per share for an aggregate offering price of approximately $ 212,590,243. Concurrently with the offering, 792,793 shares of common stock were registered on behalf of certain holders of convertible promissory notes. During the quarter ended June 30, 2004, 39,640 shares of common stock were issued to holders converting $275,000 of notes. All of the shares of common stock were sold by us and none of the selling security holders' shares were underwritten in the offering.

USE OF PROCEEDS (THROUGH JUNE 30, 2004)
              Repayment of debt                                   $ 95,058,242
              Acquisition of contracts and businesses               94,622,648
              New dealer loans                                       4,956,665
              Working capital                                        1,218,957
                                                                 -------------
                 Total Uses                                      $ 195,856,512
                                                                 =============

TEMPORARY INVESTMENTS AS OF JUNE 30, 2004
                                                                           $ -
                                                                 -------------
                                                                           $ -
                                                                 =============

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Shareholders' meeting on June 15, 2004. All of the current Directors stood for election and were elected at the meeting. The tabulation of votes for each Director is as follows:


                                    Votes For           Votes Against
                               ------------------     -----------------
Timothy M. McGinn                   20,566,468             276,534
Thomas J. Few                       20,566,468             276,534
A. Clinton Allen                    20,601,948             241,054
Raymond C. Kubacki                  20,619,048             223,954
John W. Mabry                       20,619,048             223,954
Ralph S. Michael III                20,619,048             223,954
R. Carl Palmer                      12,575,345           8,267,657
David L. Smith                      20,566,468             276,534
Timothy J. Tully                    20,619,048             223,954


In addition, the Shareholders voted on these proposals:



                                                Votes For        Votes Against      Votes Abstain    Broker Non-Votes
                                                ---------        -------------      -------------    ----------------
To approve the Company's 2004 Stock
  Incentive Plan                                13,787,528        1,688,798            27,371            5,339,305

To approve the appointment of
  PricewaterhouseCoopers, LLP as
  independent accountants of the
  Company or the fiscal year ending
  December 31, 2004                             20,830,256           10,200             2,546                    -


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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 16, 2004                   INTEGRATED ALARM SERVICES GROUP, INC.


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