Form 10-Q
period 2004-09-30
INTEGRATED ALARM SERVICES GROUP INC
filed 2004-11-16
CIK 1200022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       OR

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

                                 (518) 426-1515
              (Registrant's telephone number, including area code)


         (Former name or former address, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No X
                                               ---     ---

        As of November 10, 2004 there were 24,681,462 shares of the registrant's common stock outstanding.

Integrated Alarm Services Group, Inc. and Subsidiaries
Form 10-Q Index
For the Three and Nine Months Ended September 30, 2004


Description

Part I.  Financial Information....................................................................................3
         Item 1   Financial Statements............................................................................3
                  Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004......................3
                  Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2004........4
                  Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2004..................5
                  Notes to Consolidated Financial Statements......................................................6
         Item 2   Management's Discussions and Analysis of Financial Condition and Results of Operations.........13
         Item 3   Quantitative and Qualitative Disclosures about Market Risks....................................23
         Item 4   Controls and Procedures........................................................................23

Part II  Other Information.......................................................................................24
         Item 1   Legal Proceedings..............................................................................24
         Item 6   Exhibits and Reports on Form 8-K...............................................................25

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 AS OF
                                                                  ----------------------------------
                                                                    DECEMBER 31,       SEPTEMBER 30,
                                                                       2003                2004
                                                                  ----------------    --------------
Assets                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                    $    35,435,817     $   4,269,912
     Current portion of notes receivable                                  735,149         1,061,788
     Accounts receivable, net                                           4,312,990         5,784,853
     Inventories                                                        1,107,899           917,408
     Prepaid expenses                                                   1,548,105         1,580,190
     Due from related parties                                             232,300           127,467
                                                                  ---------------     -------------
         Total current assets                                          43,372,260        13,741,618

Property and equipment, net                                             5,762,586         6,107,488
Notes receivable, net of current portion and allowance                  4,525,973         3,276,716
Dealer relationships, net                                              23,113,617        20,631,598
Customer contracts, net                                                73,571,131        85,594,928
Goodwill, net                                                          85,515,985        90,508,406
Debt issuance costs, net                                                1,768,281         1,085,941
Other identifiable intangibles, net                                     2,187,464         1,898,416
Restricted cash and cash equivalents                                    1,100,000         1,855,896
Other assets                                                              119,033         4,813,952
                                                                  ---------------     -------------
         Total assets                                             $   241,036,330     $ 229,514,959
                                                                  ===============     =============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
     Current portion of long-term debt                               $ 18,765,000     $  15,296,000
     Current portion of capital lease obligations                         431,555           431,997
     Accounts payable                                                   2,873,707           943,627
     Accrued expenses                                                   8,816,766         5,941,073
     Current portion of deferred revenue                                7,576,993         7,751,164
     Other liabilities                                                    139,066           618,575
                                                                  ---------------     -------------
         Total current liabilities                                     38,603,087        30,982,436

Long-term debt, net of current portion                                 46,977,612        43,720,112
Capital lease obligations, net of current portion                         453,811           190,907
Deferred revenue, net of current portion                                  312,343         3,040,637
Deferred income taxes                                                     759,425           759,425
Other liabilities                                                         374,119            17,819
Due to related parties                                                    153,203            23,677
                                                                  ---------------     -------------
         Total liabilities                                             87,633,600        78,735,013
                                                                  ---------------     -------------

     Commitments and Contingencies

Stockholders'  equity
     Preferred stock, $0.001 par value; authorized
         3,000,000 shares and none issued and outstanding                       -                  -
     Common stock, $0.001 par value; authorized
         100,000,000 shares; issued and outstanding
         24,607,731  shares at December 31, 2003 and
         24,681,462 at September 30, 2004
                                                                           24,608             24,682
     Common stock subscribed                                              315,342                  -
     Paid-in capital                                                  205,086,659        206,365,106
     Accumulated deficit                                              (52,023,879)       (55,609,842)
                                                                  ---------------     --------------
         Total stockholders'  equity                                  153,402,730        150,779,946
                                                                  ---------------     --------------
         Total liabilities and stockholders'  equity              $   241,036,330     $  229,514,959
                                                                  ===============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
                                   (UNAUDITED)


                                                          Three months ended September 30,    Nine months ended September 30,
                                                              2003              2004               2003              2004
                                                         -------------    -------------      --------------    -------------
Revenue:
       Monitoring fees                                    $ 5,930,091      $ 5,529,322        $ 17,872,642     $ 17,366,658
       Revenue from customer accounts                       3,679,942       13,426,098           9,747,077       37,105,439
       Billing fees                                            45,264                -              87,761                -
       Related party monitoring fees                                -           36,036             282,250          137,847
       Related party placement fees                                 -                -              90,437                -
       Service and subcontractor fees                          77,046        2,909,583             168,501        5,017,615
                                                         ------------     ------------       -------------     ------------
Total revenue                                               9,732,343       21,901,039          28,248,668       59,627,559

Cost of revenue (excluding depreciation
       and amortization)                                    4,247,531        8,828,605          12,001,091       22,938,107
                                                         ------------     ------------       -------------     ------------
                                                            5,484,812       13,072,434          16,247,577       36,689,452
                                                         ------------     ------------       -------------     ------------
Operating expenses:
       Selling and marketing                                  229,037        1,001,200             684,531        3,246,126
       Depreciation and amortization                        2,189,001        5,802,323           8,609,426       16,245,896
       General and administrative                           2,673,240        5,365,823           7,270,519       14,930,890
       General and administrative - related party                   -                -           3,525,000                -
                                                         ------------     ------------       -------------     ------------
Total operating expenses                                    5,091,278       12,169,346          20,089,476       34,422,912
                                                         ------------     ------------       -------------     ------------

Income (loss) from operations                                 393,534          903,088          (3,841,899)       2,266,540
Other income (expense):
       Other income (expense), net                            468,245                -             205,495           (3,080)
       Amortization of debt issuance costs                 (1,985,380)        (234,273)         (2,892,793)        (741,307)
       Related party interest expense                        (462,381)               -            (914,229)               -
       Interest expense                                    (3,151,893)      (1,851,475)        (10,820,616)      (5,501,517)
       Interest income                                        336,358          180,880           1,113,585          711,428
                                                         ------------     ------------       -------------     ------------
Income (loss) before income taxes                          (4,401,517)      (1,001,780)        (17,150,457)      (3,267,936)
Income tax expense (benefit)                                  (35,828)       1,145,431           3,331,345          318,027
                                                         ------------     ------------       -------------     ------------
Net income (loss)                                        $ (4,365,689)    $ (2,147,211)      $ (20,481,802)    $ (3,585,963)
                                                         ============     ============       =============     ============
Basic and diluted income (loss) per share                $      (0.25)    $      (0.09)            $ (3.02)         $ (0.15)
                                                         ============     ============       =============     ============
Weighted average number of common
  shares outstanding                                       17,269,123       24,681,462           6,774,349       24,663,426
                                                         ============     ============       =============     ============

Unaudited:
Pro Forma income tax to give effect to the conversion
  from S to C Corporation status:
Income (loss) before benefit from income taxes           $ (4,401,517)    $ (1,001,780)      $ (17,150,457)    $ (3,267,936)
Income tax expense (benefit)                                  (35,828)       1,145,431            (285,143)         318,027
                                                         ------------     ------------       -------------     ------------
Net income (loss)                                        $ (4,365,689)    $ (2,147,211)      $ (16,865,314)    $ (3,585,963)
                                                         ============     ============       =============     ============
Basic and diluted income (loss) per share                $      (0.25)    $      (0.09)      $       (2.49)    $      (0.15)
                                                         ============     ============       =============     ============

The accompanying notes are an integral part of the consolidated financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
                                   (UNAUDITED)


                                                                             2003            2004
                                                                       --------------   -------------
Cash flows from operating activities:
     Net income (loss)                                                  $ (20,481,802)   $(3,585,963)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                       8,609,426     16,245,896
        Amortization of deferred installation cost, net                             -         95,216
        Amortization of debt issuance costs                                 2,892,793        741,307
        Interest expense - non-cash, notes                                    176,283        675,161
        Stock options issued to consultant                                          -         13,018
        Provision for bad debts                                             1,023,569        457,951
        Deferred income taxes                                               3,303,105              -
        Non-cash service fees                                               1,825,000              -
        Loss on disposal of property and equipment                                  -          3,242
        Loss (gain) on settlement of notes receivable                               -        (48,578)
     Changes in assets and liabilities, net of
        effects of acquisitions and
        non-cash transactions:
        Accounts receivable                                                (1,439,648)    (1,114,950)
        Inventories                                                                 -        190,491
        Prepaid expenses                                                   (1,107,155)       (32,085)
        Other assets                                                           (6,960)      (117,169)
        Due (from)to related parties                                           (8,331)       (24,692)
        Accounts payable and accrued expenses                              (3,306,068)    (3,108,548)
        Deferred revenue                                                    1,137,444     (1,412,741)
        Other liabilities                                                     (14,555)       123,209
                                                                       --------------   ------------
               Net cash provided by (used in) operating activities         (7,396,899)     9,100,765
                                                                       --------------   ------------
Cash flows from investing activities:
     Purchase of property and equipment                                      (376,206)    (2,355,529)
     Proceeds from sale of property and equipment                                   -          1,800
     Purchase of customer contracts and dealer relationships               (2,466,319)   (14,213,895)
     Deferred installation costs                                                    -     (4,688,733)
     Deferred installation revenue                                                  -      3,435,311
     Financing of customer loans                                             (698,873)    (3,095,921)
     Purchase of short-term investments                                   (63,906,572)             -
     Repayment of customer loans                                              670,864      1,590,683
     Decrease (increase) in restricted cash and cash equivalents            2,880,065       (755,896)
     Business acquisitions, net of cash acquired                            8,082,332    (13,411,560)
                                                                       --------------   ------------
               Net cash provided by (used in) investing activities        (55,814,709)   (33,493,740)
                                                                       --------------   ------------
Cash flows from financing activities:
     Proceeds of initial public offering                                  195,856,512              -
     Proceeds of long-term debt, related party                              2,000,000              -
     Proceeds of long-term debt                                             6,839,404              -
     Payments of obligations under capital leases                            (110,380)      (262,462)
     Repayment of long-term debt                                         (102,100,626)    (6,451,500)
     Repayment of long-term debt, related party                            (3,409,765)             -
     Debt issuance costs                                                     (145,894)       (58,968)
                                                                       --------------   ------------
               Net cash provided by (used in) financing activities         98,929,251     (6,772,930)
                                                                       --------------   ------------

Net increase (decrease) in cash and cash equivalents for the period        35,717,643    (31,165,905)
Cash and cash equivalents at beginning of year                                442,082     35,435,817
                                                                       --------------   ------------
Cash and cash equivalents at end of period                             $   36,159,725   $  4,269,912
                                                                       ==============   ============


The accompanying notes are an integral part of the consolidated financial statements.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. MANAGEMENT OPINION
The financial information as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries (IASG or the "Company") for the three months and nine months ended September 30, 2004 and 2003 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented herein, in accordance with SEC regulations. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Form 10-K. Certain prior period data have been reclassified to conform to the current period presentation.

2. NOTES RECEIVABLE

The Company's notes receivable consisted of the following:

                                  December 31, 2003     September 30, 2004
                                  -----------------     ------------------

Performing loans                  $      5,040,103      $       3,204,332
Non-perfoming loans                        351,873              1,300,026
Less: reserve                             (130,854)              (165,854)
                                  -----------------     -----------------
Net loans                                5,261,122              4,338,504
Less: current portion                     (735,149)            (1,061,788)
                                  -----------------     -----------------
Long-term portion                 $      4,525,973      $       3,276,716
                                  =================     =================

At September 30, 2004, we have non-performing loans aggregating $1.3 million. During the second quarter of 2004, a non-performing loan in the amount of $2.5 million was foreclosed and reclassified to the existing portfolio group of customer contracts. The collateral supported the carrying value and therefore no impairment charge was recorded. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

3. GOODWILL AND INTANGIBLES
In April 2004, we received a Working Capital Adjustment (per agreement) cash payment from Lane Industries, Inc. in the aggregate amount of $1,378,000 which reduced the goodwill recorded by the same amount.

During May 2004, the Company acquired the alarm portfolio and certain other assets of Alliant Protection Services, Inc. for a total purchase price of $14.5 million. The purchase price allocation which is preliminary is subject to an independent valuation that will be completed in the fourth quarter of 2004. The purchase price has been preliminarily allocated, based upon management's best estimates, to:

      Accounts receivable      $        780,000
      Customer contracts              8,712,000
      Goodwill                        6,081,000
      Current liabilities            (1,073,000)
                                ---------------
                                $    14,500,000
                                ===============

The final purchase price allocation may result in additional amortization expense if the allocation to goodwill decreases. Most, if not all, of this goodwill will be tax deductible and will reside in the retail services segment. The operating results of Alliant have been included in the Company's consolidated results since the date of acquisition (May 21, 2004). The pro forma revenue and results of operations for this acquisition, had the acquisition occurred at the beginning of 2003 and 2004, are not significant, and accordingly, have not been provided.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

During the nine months ended September 30, 2004, goodwill also increased (net) by approximately $290,000 due primarily to legal and other direct acquisition costs.

The Company accounts for its goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the second quarter of 2004 and continuing through the third quarter of 2004, the common stock of the Company has been trading below its book value. However, the Company completed its annual impairment test in the third quarter of 2004 and did not record an impairment charge upon completion of this review as the fair value of the reporting units exceeded their respective carrying values in the third quarter of 2004. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

CUSTOMER CONTRACTS AND DEALER RELATIONSHIPS
SFAS No. 144 "Accounting for the Impairment of Disposal of Long Lived Assets" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were required during the nine months ended September 30, 2004.

Customer contracts at September 30, 2004 consist of the following:

                                                                                                 CONTRACTS
                                                           EXISTING             DEALER         ASSUMED FROM
                                                           PORTFOLIO           ACQUIRED           DEALERS             TOTAL
                                                       ----------------    ---------------    ---------------    ---------------

Customer contracts December 31, 2003                       $49,341,567        $23,062,462        $ 8,058,738        $80,462,767
Purchases nine months                                       21,954,438          2,931,794                  -         24,886,232
Sales and reclassifications nine months                       (117,227)          (151,569)                 -           (268,796)
                                                       ---------------     --------------     --------------     --------------
Customer contracts September 30, 2004                       71,178,778         25,842,687          8,058,738        105,080,203
                                                       ---------------     --------------     --------------     --------------

Accumulated amortization December 31, 2003                   1,525,020          3,516,755          1,849,861          6,891,636
Amortization first quarter                                   2,027,145          1,002,232            597,930          3,627,307
Amortization second quarter                                  2,753,661          1,025,966            570,513          4,350,140
Amortization third quarter                                   3,039,566          1,034,329            542,297          4,616,192
                                                       ---------------     --------------     --------------     --------------
Accumulated amortization September 30, 2004                  9,345,392          6,579,282          3,560,601         19,485,275
                                                       ---------------     --------------     --------------     --------------

Customer contracts, net                                    $61,833,386        $19,263,405        $ 4,498,137        $85,594,928
                                                       ===============     ==============     ==============     ==============

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

Customer contract amortization expense for the nine months ended September 30, 2004 and 2003 was approximately $12,593,639 and $4,644,000, respectively. The 2004 amortization expense was reduced by approximately $1,722,000 of attrition reserves from contract purchase transactions. The Company is currently negotiating the potential sale of approximately $130,000 of recurring monthly revenue.

Dealer relationships consist of the following:


                             DECEMBER 31, 2003     PURCHASES       AMORTIZATION    SEPTEMBER 30, 2004
                             -----------------    ------------     -------------   ------------------
Dealer relationships         $      39,958,089    $   422,316      $          -    $       40,380,405
Accumulated amortization           (16,844,472)             -        (2,904,335)          (19,748,807)
                             -----------------    -----------      ------------    ------------------
                             $      23,113,617    $   422,316      $ (2,904,335)   $       20,631,598
                             =================    ===========      ============    ==================

Amortization expense for dealer relationships was $3,335,471 and $2,904,335, for the nine months ended September 30, 2003 and 2004, respectively.

Estimated amortization expense of customer contracts, dealer relationships and other identifiable intangible assets for the years ending December 31, 2004 through 2008 is as follows:

                                                                         OTHER
                                                                      IDENTIFIABLE
                               CUSTOMER             DEALER            INTANGIBLE
  YEAR                        CONTRACTS          RELATIONSHIPS           ASSETS             TOTAL
---------                   -------------      ---------------       --------------    --------------
  2004    (three months)     $ 2,646,318           $ 987,539            $ 96,349         $3,730,206
  2005                         9,970,627           3,096,328             385,398         13,452,353
  2006                         8,849,394           2,680,398             385,398         11,915,190
  2007                         7,657,540           2,350,813             363,874         10,372,227
  2008                         6,993,789           2,170,310             348,500          9,512,599

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

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

The following table illustrates the effect on net loss and net loss per share if the Company had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123.


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ------------------------------     ------------------------------
                                                         2003              2004             2003              2004
                                                         ----              ----             ----              ----

Net loss as reported                                   $(4,365,689)     $ (2,147,211)     $(20,481,802)     $(3,585,963)

ADD: Stock-based compensation included in reported
net loss, net of elated tax effects                              -                 -                 -            7,811
LESS: Stock-based compensation expense determined
under fair method for all awards, net of related
tax effects                                               (129,600)           (8,733)         (129,600)        (109,133)
                                                       -----------      ------------      ------------      -----------
Pro forma net loss                                     $(4,495,289)     $ (2,155,944)     $(20,611,402)     $(3,687,285)
                                                       ===========      ============      ============      ===========
Net loss per share, as reported-basic and diluted      $     (0.25)     $      (0.09)     $      (3.02)     $     (0.15)
                                                       ===========      ============      ============      ===========
Pro forma net loss per share-basic and diluted         $     (0.26)     $      (0.09)     $      (3.04)     $     (0.15)
                                                       ===========      ============      ============      ===========

SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by Company employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

Company stock options outstanding as of September 30, 2004 include options granted during the third quarter of 2003 to purchase 48,000 shares of common stock at a weighted average exercise price of $9.25 per share, with a weighted average contractual life remaining of 8.83 years. On June 15, 2004, stock options were issued to purchase 150,000 shares of common stock at an exercise price of $5.75 per share, with a contractual life of ten years.

Company stock options outstanding become exerciseable as follows:


                                                  Weighted                         Weighted
                                                   Average                         Average
                                  Option Plan     Exercise    Shareholder          Exercise
      Period Ending              Option Shares     Price     Option Shares          Price
      -------------              -------------     -----     -------------          -----

Currently exerciseable                 90,500       $7.61         570,000           $9.25
September 30, 2005                     35,833       $5.75         570,000           $9.25
September 30, 2006                     35,833       $5.75         760,000           $9.25
September 30, 2007                     35,834       $5.75               -               -
                                --------------               ------------
                                      198,000       $6.60       1,900,000           $9.25
                                --------------               ------------

SFAS NO. 123 ASSUMPTIONS AND FAIR VALUE
The fair value of each option granted during the nine months ended September 30, 2004 was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumption:
         Risk-free interest rate............4.58%
         Volatility.........................29%
         Option Term (in years).............10
         Dividend yield.....................0%

The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2004 was $2.89 per share.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

The Company accounts for activity under the employee stock plans using the intrinsic value method prescibed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, the Company generally recognizes no compensation expense with respect to options granted to employees and directors as the option exercise price is generally equal to or greater than the fair value of the Company's common stock on the date of the grant. The value of stock options granted to non-employees are expensed.

The following table summarized the activity related to stockholders' equity for the nine months ended September 30, 2004:


                                               Common Stock              Common                                           Total
                                           ------------------------      Stock         Paid-in        Accumulated     Stockholders'
                                              Shares      Amount       Subscribed      Capital          Deficit          Equity
                                           -----------   -----------  ------------   ------------   --------------   --------------

Balance, December 31, 2003                 24,607,731    $    24,608     $ 315,342   $205,086,659   $ (52,023,879)   $ 153,402,730
Net income (loss)                                   -              -             -              -      (3,585,963)      (3,585,963)
Issuance of contingent shares
for Criticom purchase                          34,091             34      (315,342)       315,308               -                -
Conversion of debt to stock                    39,640             40             -        274,960               -          275,000
Issuance of stock options to consultant             -              -             -         13,018               -           13,018
Imputed interest expense associated
with conversion feature of debt                     -              -             -        675,161               -          675,161
                                           ----------    -----------   -----------   ------------   -------------    --------------
Balance, September 30, 2004                24,681,462    $    24,682   $         -   $206,365,106   $ (55,609,842)   $ 150,779,946
                                           ==========    ===========   ===========   ============   =============    ==============

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

A tax provision is necessary in the third quarter of 2004 to reverse expected tax benefits recorded in the first half of 2004 and to record the current quarter's portion of current state taxes payable. Tax expense recorded is based on the effective tax rate the Company expects to use for the full year. During the first six months of 2004, the Company recorded tax benefits related to losses recognized in during that six month period. The Company was expecting income in the last two quarters of 2004 that would have created current taxes payable for the year and offset the benefits recognized in the first half of 2004. During the three months ended September 30, 2004, management determined that the Company is projecting losses for 2004. A benefit related to the projected losses may not be recognized due to the Company's continued belief that a full valuation allowance is required as an offset to its deferred tax assets.

On October 22, 2004 President Bush signed the American Jobs Creation Act of 2004 (the Act) into law. The Act includes many provisions that may materially affect the Company's accounting for income taxes including a possible increase in its effective tax rate and changes in its deferred assets and liabilities. The Company is assessing the impact of the Act.

6. INCOME (LOSS) PER COMMON SHARE

The income (loss) per common share is as follows:


                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                             -------------------------------------------------------------------------
                                               2003                 2004                2003                2004
                                               ----                 ----                ----                ----
Numerator
   Net income(loss)                          $ (4,365,689)        $(2,147,211)      $ (20,481,802)       $ (3,585,963)
Denominator
   Weighted average shares outstanding         17,269,123          24,681,462           6,774,349          24,663,426
Net income (loss) per share                  $      (0.25)        $     (0.09)      $       (3.02)       $      (0.15)

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

For the three and nine months ended September 30, 2004, there are outstanding promissory notes which are convertible into 753,153 shares of common stock at a price of $6.94 per share, options outstanding to acquire 1,948,000 shares of the Company's common stock at a per share price of $9.25 and options outstanding to acquire 150,000 shares of the Company's common stock at a per share price of $5.75. For the three and nine months ended September 30, 2003, all of the above common stock equivalents were outstanding except the options to acquire 150,000 shares of the Company's common stock at a per share price of $5.75. The shares issuable upon exercise of such options have not been included as common stock equivalents for any periods presented, as their issuance would be anti-dilutive.

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

In May 2003, a former employee of McGinn, Smith & Co., Inc. brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee and the Company plans to vigorously defend this claim. The Company moved to dismiss the plaintiff's complaint against it and that motion was granted in its entirety, dismissing the Company from the lawsuit. Plaintiff has filed a notice of appeal. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.  RELATED PARTY TRANSACTIONS
The Company incurred approximately $462,000 and $0 respectively, in related party interest for the three months ended September 30, 2003 and 2004. For the nine months ended September 30, 2003 and 2004, the related party interest incurred was $914,000 and $0, respectively.

The Company earned monitoring and placement fees from related parties of approximately $0 and $36,000 for the three months ended September 30, 2003 and 2004, respectively. The fees earned by the Company for the nine months ended September 30, 2003 and 2004 amounted to $287,000 and $138,000, respectively.

Included in long-term debt (junior debt) are contract certificates held by related parties that totaled approximately $172,000 at September 30, 2004.

During the nine months ended September 30, 2003, the Company paid $1,700,000 to and assumed $1,825,000 of debt from Capital Center Credit Corporation resulting in a charge to general and administrative expense of $3,525,000.

9.  SEGMENT AND RELATED INFORMATION
Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income
(loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three and nine months ended September 30, 2003 and 2004. Prior to January 31, 2003, the Company operated in only one segment, alarm-monitoring wholesale services. The acquisition of IASI and affiliates established the new segment, alarm-monitoring retail services for independent alarm-monitoring dealers. Intersegment revenues have been eliminated.

             INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

Summarized financial information for the three and nine months ended ended September 30, 2003 and 2004 concerning the Company's reportable segments is shown in the following table:


                                         ALARM-           ALARM-                         ALARM-         ALARM-
                                       MONITORING       MONITORING                    MONITORING      MONITORING
                                       WHOLESALE          RETAIL     CONSOLIDATED      WHOLESALE        RETAIL        CONSOLIDATED
                                        SERVICES         SERVICES      SERVICES        SERVICES        SERVICES         SERVICES
                                     --------------   ------------   ------------     ----------     --------------  --------------
                                         THREE MONTHS ENDED SEPTEMBER 30, 2003             NINE MONTHS ENDED SEPTEMBER 30, 2003

Total revenue                           $ 6,052,401   $ 3,679,942    $ 9,732,343      $ 18,501,591     $ 9,747,077    $ 28,248,668
Intersegment revenue                        478,845             -        478,845         1,652,456               -       1,652,456
Cost of revenue (including
depreciation and amortization)            5,462,841       973,691      6,436,532        15,809,922       4,800,595      20,610,517
Income (loss) from operations              (410,161)      803,695        393,534          (587,453)     (3,254,446)     (3,841,899)
Interest income                              99,443       236,915        336,358            99,443       1,014,142       1,113,585
Interest expense                            646,000     2,968,274      3,614,274         3,253,086       8,481,759      11,734,845
Income (loss) before  income taxes       (1,047,015)   (3,354,502)    (4,401,517)       (4,348,096)    (12,802,361)    (17,150,457)

                                           THREE MONTHS ENDED SEPTEMBER 30, 2004            NINE MONTHS ENDED SEPTEMBER 30, 2004

Total revenue                           $ 5,565,359   $ 16,335,680   $ 21,901,039     $ 17,504,505     $42,123,054    $ 59,627,559
Intersegment revenue                        973,802              -        973,802        2,384,233               -       2,384,233
Cost of revenue (including
depreciation and  amortization)           5,490,361      9,140,567     14,630,928       15,388,003      23,796,000      39,184,003
Income (loss) from operations            (1,030,331)     1,933,419        903,088       (1,257,121)      3,523,661       2,266,540
Interest income                                 642        180,238        180,880           26,453         684,975         711,428
Interest expense                             67,000      1,784,475      1,851,475          207,186       5,294,331       5,501,517
Income (loss) before  income taxes       (1,117,063)       115,283     (1,001,780)      (1,499,479)     (1,768,457)     (3,267,936)

There has been no material change in the total assets of the reportable segments since December 31, 2003. The acquisitions in the retail services segment have been funded with cash balances residing in that segment.

Certain services provided to customers and administrative support services were performed by the wholesale monitoring services segment in fiscal 2003 and the responsibility transferred to the retail monitoring services segment in fiscal 2004. The revenue generated by these services in fiscal 2003 was approximately $77,00 and $347,000 for the three months and nine months ended September 30, 2003, respectively. The revenue generated by these services in fiscal 2004 was approximately $72,000 and $229,000 for the three months and nine months ended September 30, 2004, respectively. Cost of sales for fiscal 2003 was approximately $468,000 and $1,029,000 for the three months and nine months ended September 30, 2003, respectively. Cost of sales for fiscal 2004 was approximately $645,000 and $1,677,000 for the three months and nine months ended September 30, 2004, respectively. General and administrative expenses for fiscal 2003 were approximately $98,000 and $355,000 for the three months and nine months ended September 30, 2003, respectively. General and administrative expenses for fiscal 2004 were approximately $43,000 and $142,000 for the three months and nine months ended September 30, 2004, respectively.

10. SUBSEQUENT EVENTS

On October 1, 2004, the Company entered into a definitive Asset Purchase Agreement with National Alarm Computer Center, Inc., a unit of Tyco International Ltd.'s Fire and Security segment. The purchase price is $49,189,727 and is subject to adjustment based upon account balances as of the closing date. The closing is expected to take place during November 2004.

On October 19, 2004, the Company received a commitiment from LaSalle Bank, N.A. for a $30.0 million secured credit faciltiy. The maximum amount available under the facility will be limited to 10.0X RMR of eligible customer contracts. The interest rate initially will be LIBOR plus 3.50%. The minimum fixed charge coverage ratio will be 2.0:1. In the event that the Company does not raise the planned $125.0 million (see below) from issuing senior unsecured notes, the maximum available will be $15.0 million. The closing of the facility must be completed by November 17, 2004.

On October 25, 2004, the Company announced plans to offer approximately $125.0 million of senior secured notes due 2011 in a private placement to be conducted pursuant to Rule 144A under the Securities Act of 1933, as amended. The senior notes have not been registered under the Securities Act of 1933, as amended, or applicable state laws. The interest rate was set at 12% on November 9, 2004 and the closing is scheduled for November 16, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004.

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

VALUATION TO ALLOCATE PURCHASE PRICE FOR A BUSINESS COMBINATION. The allocation of purchase price related to the acquisition of assets of Alliant Protection Services, Inc. is preliminary at September 30, 2004. The purchase price allocation is based on management's best estimate. The purchase price allocation which is preliminary is subject to an independent valuation that will be completed in the fourth quarter of 2004.

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

At September 30, 2004, we have non-performing loans aggregating $1.3 million. Currently the cash flows from the underlying collateral support the carrying net value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

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

End-user alarm monitoring contracts are amortized over the term that such end-users are expected to remain a customer of the Company. The Company, on an ongoing basis, conducts comprehensive reviews of its amortization policy for end-user contracts and, when deemed appropriate, uses an independent external appraisal firm to assist in performing an attrition study.

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

The Company accounts for its goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the second quarter of 2004 and continuing through the third quarter of 2004, the common stock of the Company has been trading below its book value. However, we completed our annual impairment test in the third quarter of 2004 and did not record an impairment charge upon completion of this review as the fair value of the reportings units exceeded their respective carrying values in the third quarter of 2004. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

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

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc., was never our employee and we plan to vigorously defend this claim. We moved to dismiss the plaintiff's complaint against us and that motion was granted in its entirety, dismissing us from the lawsuit. Plaintiff has filed a notice of appeal. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

REVENUE.
Total revenue for the three months ended September 30, 2004 was approximately $21,901,000 compared to approximately $9,732,000 for the same period during the prior year, an increase of approximately $12,169,000, or 125.0%.

Wholesale monitoring revenues were approximately $5,565,000 for the three months ended September 30, 2004 compared to approximately $6,052,000 for the same period in 2003, a decrease of approximately $487,000. The decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or "external") monitored during the third quarter of 2004. This decrease in external accounts monitored, of approximately 30,000, primarily from one customer, resulted in a decrease in revenue of approximately $468,000. In addition, a decrease in the average revenue per account per month of approximately $.02 resulted in a decrease to revenue of approximately $19,000.

Revenue from retail segment operations increased approximately $12,656,000 to approximately $16,336,000 for the third quarter of 2004 from $3,680,000 for the same period in 2003. Revenue from businesses acquired in the final quarter of 2003 and the second quarter of 2004 (the "Q4-2003 / Q2-2004 acquisitions") accounted for approximately $10,313,000 of the increase. Additional revenue, of approximately $2,343,000, was generated due to an increase of approximately 16,000 in the average number of retail contracts owned per month and an increase in the average revenue per contract which accounted for approximately $1,303,000 and $1,040,000 of the increase, respectively.

COST OF REVENUE (EXCLUDING DEPRECIATION AND AMORTIZATION).
Our cost of revenue for the three months ended September 30, 2004 was approximately $8,829,000 compared with approximately $4,248,000 for the same period last year, an increase of approximately $4,581,000. This increase in the cost of revenue was primarily due to approximately $2,746,000 of costs associated with the Q4-2003 / Q2-2004 acquisitons. In addition, the cost of revenue for the retail segment, excluding the Q4-2003 / Q2-2004 acquisitions, increased approximately $1,698,000 as a result of the increase in the number of accounts. The cost of revenue for the wholesale monitoring operations increased by approximately $137,000.

Direct margin, as a percentage of total revenue, was 59.7% during the three months ended September 30, 2004 compared to 56.4% for the same period during 2003. The increase was due primarily to a greater proportion of retail segment volume which is a higher margin business.

OPERATING EXPENSES.
Operating expenses increased from approximately $5,091,000 for the three months ended September 30, 2003 to approximately $12,169,000 for the comparable period in 2004, an increase of approximately $7,078,000, or 139.0%. The increase was due to approximately $4,973,000 of expenses associated with the Q4-2003 / Q2-2004 acquisitions and an increase in expenses related to the retail segment (excluding the Q4-2003 / Q2-2004 acquisitions) of approximately $2,109,000 which were offset, in part, by a decrease in expenses related to the wholesale segment of approximately $4,000.

Selling and marketing expenses increased approximately $772,000 from approximately $229,000 in the third quarter of 2003 to approximately $1,001,000 for the same period in 2004. The increase is attributable to the expenses associated with the Q4-2003 / Q2-2004 acquisitions which amounted to approximately $794,000. The expenses related to the Q4-2003 / Q2-2004 acquisitions were comprised primarily of payroll, benefits and other compensation of approximately $671,000, advertising of approximately $43,000 and travel and entertainment of approximately $39,000. The increase from the Q4-2003 / Q2-2004 acquistions was offset, in part, by a decrease in wholesale segment expenses of approximately $25,000.

Depreciation and amortization expenses increased from approximately $2,189,000 in the third quarter of 2003 to approximately $5,802,000 for the comparable period in 2004, an increase of approximately $3,613,000, or 165.1%. This increase was due, in part, to the expenses related to the Q4-2003 / Q2-2004 acqusitions of $1,597,000. The remaining increase consisted of approximately $2,126,000 in retail operations, exclusive of the Q4-2003 / Q2-2004 acquisitons, offset, in part, by a decrease in expenses associated with the wholesale segment of approximately $110,000. The retail segment increase in depreciation and amortization was due to an increase in the amortization of customer contract costs as a result of the purchases of contracts in the later half of 2003 and the first nine months of 2004. The decrease in wholesale operations expense is attributable to a decrease in amortization of dealer relationship costs due to the Company's use of declining balance accelerated methods of amortization.

General and administrative expenses increased approximately $2,693,000, or 100.7%, from approximately $2,673,000 in the third quarter of 2003 to approximately $5,366,000 for the same period of 2004. Approximately $2,582,000 of the increase was associated with the Q4-2003 / Q2-2004 acquisitions and comprised primarily of payroll, bonus and other compensation, facilities and utilities, collection and billing, bad debt and travel and entertainment expenses. Excluding the expenses associated with the Q4-2003 / Q2-2004 acquisitions, general and administrative expenses decreased by approximately $111,000.

OTHER INCOME/EXPENSE.
Other income for the three months ended September 30, 2003 was approximately $468,000 as compared to $0 for the three months ended September 30, 2004. The 2003 income was almost entirely related to a litigation settlement resulting from the acquisition of RTC Alarm Monitoring Services.

AMORTIZATION OF DEBT ISSUANCE COSTS.
The amortization of debt issuance costs decreased approximately $1,751,000 from approximately $1,985,000 for the three months ended September 30, 2003 to approximately $234,000 for the same period in 2004. The decrease is due primarily to a decrease in debt issuance costs to be amortized as a result of the retirement of debt during the later half of 2003.

INTEREST EXPENSE.
Interest expense decreased by approximately $1,763,000 from approximately $3,614,000 to approximately $1,851,000, or 48.8%, for the third quarter of 2003 to the same period in 2004, respectively. The reduction is due to the reduction of debt during the later half of 2003 primarily from the use of the proceeds from the initial public offering of the Company's common stock.

INTEREST INCOME.
Interest income decreased from approximately $336,000 during the third quarter of 2003 to approximately $181,000 for the same period in 2004.

TAXES.
The expense recored in the third quarter of 2004 comprised primarily of the reversal of the tax benefits recorded in the first six months of 2004. The tax benefits reversal was due to management's re-assessment that the Company's forecasted taxable position at the end of the full year of 2004 would not support recognizing the tax benefits to be derived from reversal of the valuation allowances on the deferred tax expense assets.

The third quarter of 2004 expense was comprised of state tax expense attributable to subsidiaries of the Company which conduct business in separate taxing jurisdictions.

RESULTS OF OPERATIONS BY SEGMENT
The comparable financial results for the Company's two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 are discussed below.

ALARM MONITORING, WHOLESALE SEGMENT. THREE MONTHS ENDED SEPTEMBER 30, 2004. Alarm Monitoring, Wholesale segment total revenue decreased by approximately $487,000 to approximately $5,565,000 for the three months ended September 30, 2004 from approximately $6,052,000 for the same period in 2003. The decrease is due primarily to a decrease in the aggregate number of external accounts monitored during the third quarter of 2004. This decrease in external accounts monitored, of approximately 30,000, resulted in a decrease in revenue of approximately $468,000. In addition, a decrease in the average revenue per account per month of approximately $.02 resulted in a decrease to revenue of approximately $19,000.

Direct margin decreased approximately $624,000 from approximately $1,877,000 for the three months ended September 30, 2003 to approximately $1,253,000 for the comparable period of 2004. As a percent of total revenue, the direct margin was 31.0% for the three months ended September 30, 2003 compared with 22.5% for the three months ended September 30, 2004. The decrease in wholesale sector direct margin was due, in part, to the aforementioned decrease in revenue of approximately $487,000. The balance of the direct margin reduction resulted from an increase in the cost of revenue of approximately $137,000 which was primarily due to increases in labor costs.

The wholesale segment had loss from operations of approximately $1,030,000 for the three months ended September 30, 2004 compared to loss from operations of approximately $410,000 for the same period last year, a change of approximately $620,000. The change is primarily due to the decrease in direct margin.

The segment had a loss before income taxes of approximately $1,117,000 for the three months ended September 30, 2004 compared to a loss of approximately $1,047,000 for the three month period ended September 30, 2003. The change of approximately $70,000 is due to the aforementioned decrease in direct margin and a decrease in other income of approximately $468,000 with a partially offsetting decreases in amortization of debt issuance costs and net interest expense of approximately $538,000 and $480,000, respectively.

ALARM MONITORING, RETAIL SEGMENT. THREE MONTHS ENDED SEPTEMBER 30, 2004.
Alarm Monitoring, Retail segment total revenue increased by approximately $12,656,000 to approximately $16,336,000 for the three months ended
September 30, 2004 from approximately $3,680,000 for the same period in 2003. Revenue from the Q4-2003 / Q2-2004 acquisitions accounted for approximately $10,313,000 of the increase. Additional revenue, of approximately $2,343,000, was generated due to an increase of approximately 16,000 in the average number of retail contracts owned per month and an increase in the average revenue per contract which accounted for approximately $1,303,000 and $1,040,000 of the increase, respectively.

Direct margin increased approximately $8,212,000 to approximately $11,820,000 for the third quarter of 2004. The increase is due primarily to the incremental margin associated with the Q4-2003 / Q2-2004 acqusitions in the amount of approximately $7,567,000. The balance of the increase, or approximately $645,000, was due to the margin realized on the incremental revenues generated other than by the Q4-2003 / Q2-2004 acquisitions.

For the three months ended September 30, 2004 the segment had income from operations of approximately $1,933,000 compared to income of approximately $804,000 for the three months ended September 30, 2003, an improvement of approximately $1,130,000. The improvement was a result of approximately $2,594,000 of income from the Q4-2003 / Q2-2004 acquisitions which was offset, in part, by a decrease of approximately $1,464,000 in the income generated by the balance of the retail segment.

The segment's income before income taxes was approximately $115,000 for the three months ended September 30, 2004 compared to a loss for the three month period ended September 30, 2003 of approximately $3,355,000, an improvement of approximately $3,470,000. The improvement was a result of income generated from the Q4-2003 / Q2-2004 acquisitions of approximately $2,577,000 and income of approximately $893,000 from the remainder of the retail segment.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

REVENUE.
Total revenue for the nine months ended September 30, 2004 was approximately $59,628,000 compared to approximately $28,249,000 for the same period during the prior year, an increase of approximately $31,379,000, or 111.1%.

Wholesale monitoring revenues were approximately $18,502,000 for the nine months ended September 30, 2003 compared to approximately $17,505,000 for the same period in 2004, a decrease of approximately $997,000, or 5.4%. The decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or "external") monitored during the first nine months of 2004. This decrease in external accounts monitored, of approximately 42,000 resulted in a decrease in revenue of approximately $1,882,000. This decrease was offset, in part, by an increase of approximately $885,000 generated by an increase in the average revenue per account per month of approximately $0.27 from the first nine months of 2003 as compared to the same period of 2004.

Revenue from retail segment operations increased approximately $32,376,000 to approximately $42,123,000 for the nine month period ended September 30, 2004 from $9,747,000 for the same period in 2003. Revenue from the Q4-2003 / Q2-2004 acquisitions accounted for approximately $26,455,000 of the increase. In addition, the first nine months of 2004 reflects incremental revenue of approximately $1,483,000 as a result of the merger of IASI which occurred in January 31, 2003. Additional revenue, of approximately $4,438,000, was generated due to an increase of approximately 10,000 in the average number of retail contracts owned per month and an increase in the average revenue per contract which accounted for $2,054,000 and $2,384,000 of the increase, respectively.

COST OF REVENUE (EXCLUDING DEPRECIATION AND AMORTIZATION).
Our cost of revenue for the nine months ended September 30, 2004 was approximately $22,938,000 compared with approximately $12,001,000 for the same period last year, an increase of approximately $10,937,000, or 91.1%. This increase in the cost of revenue was primarily due to approximately $8,400,000 of costs associated with the Q4-2003 / Q2-2004 acquisitons. In addition, the cost of revenue for the retail segment, excluding the Q4-2003 / Q2-2004 acquisitions, increased approximately $2,450,000 while the cost of revenue for the wholesale monitoring operations increased approximately $87,000.

Direct margin, as a percentage of total revenue, was 61.5% during the nine months ended September 30, 2004 compared to 57.5% for the same period during 2003. The increase was due primarily to a greater proportion of retail segment volume which is a higher margin business.

OPERATING EXPENSES.
Operating expenses increased from approximately $20,089,000 for the nine months ended September 30, 2003 to approximately $34,423,000 for the comparable period in 2004, an increase of approximately $14,333,000, or 71.3%. The increase was primarily due to approximately $14,804,000 of expenses associated with the Q4-2003 / Q2-2004 acqusitions.

Selling and marketing expenses increased approximately $2,561,000 from approximately $685,000 for the nine months ended September 30, 2003 to approximately $3,246,000 for same period in 2004. The increase is primarily attributable to expenses associated with the Q4-2003 / Q2-2004 acqusitions which amounted to approximately $2,604,000. The expenses related to the Q4-2003 / Q2-2004 acquisitions were comprised primarily of payroll, benefits and other compensation of approximately $2,258,000, travel and entertainment of approximately $117,000 and advertising of approximately $111,000.

Depreciation and amortization expenses increased from approximately $8,609,000 in the nine months ended September 30, 2003 to approximately $16,246,000 for the comparable period in 2004, an increase of approximately $7,636,000, or 88.7%. This increase was partially due to the expenses related to the Q4-2003/ Q2-2004 acqusitions of $5,032,000. The remaining increase consisted of approximately $3,113,000 in retail operations, exclusive of the Q4-2003 / Q2-2004 acquisitons, offset, in part, by a decrease in expenses associated with the wholesale segment of approximately $509,000. The retail segment increase was due to an increase in the amortization of customer contract costs as a result of the purchase of a significant amount of contracts in the later half of 2003 and the first nine months of 2004. The decrease in wholesale operations expense is attributable to a decrease in amortization of dealer relationship costs due to the Company's use of declining balance accelerated methods of amortization.

General and administrative expenses increased approximately $4,135,000, or 38.3%, from approximately $10,796,000 in the nine months ended September 30, 2003 to approximately $14,931,000 for the same period of 2004. Approximately $3,525,000 of the expenses in the first nine months of 2003 related to a charge associated with transactions with the Capital Center Credit Corporation ("CCCC"). Absent this 2003 charge, the expenses for the 2004 period would have represented an increase of approximately $7,660,000 from the expenses for the same period of 2003. Approximately $7,168,000 of the increase was associated with the Q4-2003 / Q2-2004 acquisitions and comprised primarily of payroll, bonus and other compensation, facilities and utilities, bad debt, collection and billing, insurance and travel and entertainment expenses. The additional increase in expenses, of approximately $492,000, is due primarily to increases in payroll, employee benefits and temporary services of approximately $830,000, directors and officers insurance of approximately $580,000, board and transfer agent fees of approximately $284,000, rent, utilities and telephone of approximately $273,000 and postage and printing of approximately $110,000, and, partially offset by decreases in legal, accounting and other professional fees of approximately $988,000 and bad debt expense of approximately $597,000.

OTHER INCOME/EXPENSE.
Other expense for the nine months ended September 30, 2004 amounted to approximately $3,000 compared to other income for the same period in year 2003 of approximately $205,000. For the most part, the other income in 2003 was due to a settlement related to the acquisition of RTC Alarm Monitoring Services.

AMORTIZATION OF DEBT ISSUANCE COSTS.
The amortization of debt issuance costs decreased approximately $2,151,000 from approximately $2,893,000 for the nine months ended September 30, 2003 to approximately $741,000 for the same period in 2004. The decrease is due primarily to a decrease in debt issuance costs to be amortized as a result of the retirement of debt during the later half of 2003.

INTEREST EXPENSE.
Interest expense decreased by approximately $6,233,000 from approximately $11,735,000 to approximately $5,502,000, or 53.1%, for the first nine months of 2003 to the same period in 2004, respectively. Approximately $5,985,000 of the decrease was due to the reduction of debt during 2003 primarily to the use of the proceeds from the initial public offering of the Company's common stock. The balance of the decrease, or approximately $248,000, was due to an adjustment of the accrual for debt related costs.

INTEREST INCOME.
Interest income decreased from approximately $1,114,000 for the first nine months of 2003 to approximately $711,000 for the same period of 2004.

TAXES.
Income tax expense totaled approximately $3,331,000 for the nine months ended September 30, 2003 compared with an expense of approximately $318,000 for the nine months ended September 30, 2004. The income tax expense recorded during the nine months ended September 30, 2003 was due primarily to the merger of Integrated Alarm Services, Inc. and the Company in January 2003 and the change in tax status (S to C Corporation) for federal income tax purposes.

The expense recorded in the first nine months of 2004 represents state taxes attributable to subsidiaries of the Company which conduct business in separate taxing jurisdictions. The expense recorded in the first nine months is based on the effective tax rate the Company expects to use for the full year of 2004.

RESULTS OF OPERATIONS BY SEGMENT
The comparable financial results for the Company's two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 are discussed below.

ALARM MONITORING, WHOLESALE SEGMENT. NINE MONTHS ENDED SEPTEMBER 30, 2004.
Alarm Monitoring, Wholesale segment total revenue decreased by approximately $997,000, or 5.4%, to approximately $17,505,000 for the nine months ended September 30, 2004 from approximately $18,502,000 for the same period in 2003. The decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or "external") monitored during the first nine months of 2004. This decrease in external accounts monitored, of approximately 42,000 resulted in a decrease in revenue of approximately $1,882,000. This decrease was offset, in part, by an increase of approximately $885,000 generated by an increase in the average revenue per account per month of approximately $0.27 from the first nine months of 2003 as compared to the same period of 2004.

Direct margin decreased approximately $1,084,000 from approximately $6,657,000 for the nine months ended September 30, 2003 to approximately $5,573,000 for the comparable period of 2004. The decrease in the direct margin is primarily attributable the decrease in revenue.

The wholesale segment had a loss from operations of approximately $1,257,000 for the nine months ended September 30, 2004 compared with a loss from operations of approximately $587,000 for the same period last year, a change of approximately $670,000. The change is due to primarily to a decrease in direct margin offset, in part, by a reduction in depreciation and amortization of approximately $509,000.

The segment had a loss before income taxes of approximately $1,499,000 for the nine months ended September 30, 2004 compared to a loss of approximately $4,348,000 for the nine month period ended September 30, 2003. The improvement, of approximately $2,849,000, is primarily attributable to a decrease in net interest expense, of approximately $2,973,000, a decrease in amortization of debt issuance costs of approximately $751,000 offset, in part, by an increase in the loss from operations of approximately $670,000 and a decrease in other income/expense of approximately $205,000.

ALARM MONITORING, RETAIL SEGMENT. NINE MONTHS ENDED SEPTEMBER 30, 2004. Alarm Monitoring, Retail segment total revenue increased by approximately $32,376,000 to approximately $42,123,000 for the nine months ended September 30, 2004 from approximately $9,747,000 for the same period in 2003. Revenue from the Q4-2003 / Q2-2004 acquisitions accounted for approximately $26,456,000 of the increase.
In addition, the first nine months of 2004 reflects incremental revenue of approximately $1,483,000 as a result of the merger of IASI which occurred in January 31, 2003. Additional revenue, of approximately $4,438,000, was generated due to an increase of approximately 10,000 in the average number of retail contracts owned per month an increase in the average revenue per contract which accounted for $2,054,000 and $2,384,000 of the increase, respectively.

Direct margin increased approximately $21,526,000 to approximately $31,116,000 for the first nine months of 2004. The increase is due primarily to the incremental margin associated with the Q4-2003 / Q2-2004 acqusitions in the amount of approximately $18,055,000. The balance of the increase, or approximately $3,471,000, was due to the margin realized on the incremental revenues of the balance of the retail segment.

For the nine months ended September 30, 2004 the segment had income from operations of approximately $3,524,000 compared to a loss of approximately $3,254,000 for the nine months ended September 30, 2003, an improvement of approximately $6,778,000. The improvement was partially due to approximately $3,251,000 income from operations of the Q4-2003 / Q2-2004 acqusitions. The balance of the improvement was due to expense associated with the transactions with CCCC in the amount of approximately $3,525,000 during the first nine months of 2003.

The segment's loss before income taxes was approximately $1,768,000 for the nine months ended September 30, 2004 compared to a loss for the nine months period ended September 30, 2003 of approximately $12,802,000, an improvement of approximately $11,034,000. In addition to the aforementioned improvement in income from operations, the reduction of the loss before taxes was due to a decrease of approximately $2,858,000 in net interest expense and a decrease of approximately $1,401,000 in amortization of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES.
Net cash provided by operating activities was approximately $9,100,000 for the nine months ended September 30, 2004, compared to approximately $7,400,000 used by operating activities for the nine months ended September 30, 2003. The increase in cash provided by operations was primarily the result of a decrease of approximately $16,900,000 in the net loss for the period and an increase in depreciation and amortization of approximately $7,600,000. The 2003 period had offsetting benefits of cash provided of approximately $5,000,000 from non-cash expenses including deferred income taxes.

Net cash used in investing activities was approximately $33,500,000 for the nine months ended September 30, 2004 compared to approximately $55,800,000 used by investing activities for the nine months ended September 30, 2003. The significant decrease in net cash used in investing activities is primarily due to the acquisition of customer contracts and businesses of approximately $27,600,000 in 2004 compared to the purchasing of short-term investments with approximately $64,000,000 of IPO proceeds in 2003.

Net cash used in financing activities was approximately $6,800,000 for the nine months ended September 30, 2004 compared to approximately $98,900,000 in net cash provided by financing activities for the nine months ended September 30, 2003. The change is primarily due to IPO proceeds of approximately $196,000,000 offset by net debt repayments of approximately $96,700,000 in 2003 and there being no borrowings but debt repayments of $6,700,000 during the same nine months in 2004.

The balance sheet at September 30, 2004 reflects a net working capital deficit of approximately $17,241,000. Most of this deficiency is the result of $11,648,000 of notes payable that mature on December 15, 2004. As of September 30, 2004, we had recurring monthly revenue ("RMR") of approximately $4,300,000 in our retail monitoring segment and approximately $2,100,000 in our wholesale monitoring segment. Total debt decreased by approximately $6,700,000 from December 31, 2003 to September 30, 2004.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $1.6 million and our strategy to purchase monitoring contracts, which we anticipate to be approximately $90.0 million. This strategy is dependent on obtaining additional financing. We are currently negotiating terms with investment bankers and commercial bankers regarding a combination of privately placed debt securities and commercial bank credit facilities. We have a commitment from both groups at this time and a closing is scheduled for November 16, 2004.

On October 19, 2004, the Company received a commitiment from LaSalle Bank, N.A. for a $30.0 million secured credit faciltiy. The maximum amount available under the facility will be limited to 10.0X RMR of eligible customer contracts. The interest rate initially will be LIBOR plus 3.50%. The minimum fixed charge coverage ratio will be 2.0:1. In the event that the Company does not raise the planned $125.0 million from issuing senior notes, the maximum available will be $15.0 million. The closing of the facility must be completed by November 17, 2004.

We believe that our existing cash, cash equivalents, credit facility and RMR are adequate to fund our operations, including debt payments of $14 million payable over the next nine months, exclusive of planned contract acquisitions, for at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS.
On October 22, 2004 President Bush signed the American Jobs Creation Act of 2004 (the Act) into law. The Act includes many provisions that may materially affect our accounting for income taxes including a possible increase in our effective tax rate and changes in our deferred assets and liabilities. We are assessing the impact of the Act.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS.
The Company's significant contractual obligations as of September 30, 2004 are for approximately $62.9 million. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.


CONTRACTUAL OBLIGATIONS                                          PAYMENTS DUE BY PERIOD
                                                     09/05               09/07            09/09
-----------------------------------------------------------------------------------------------------------------
                              Total          Less than 1 year        1-3 years        4-5 years    After 5 years
Long-term debt              $ 59,016,112      $   15,296,000      $ 38,650,112      $ 5,070,000     $          -
Capital leases                   622,904             431,997           190,907                -                -
Operating leases               3,214,179             961,884         1,521,583          684,537           46,175
                            ------------      --------------      ------------      -----------     ------------
Total                       $ 62,853,195      $   16,689,881      $ 40,362,602      $ 5,754,537     $     46,175
                            ============      ==============      ============      ===========     ============

ATTRITION.

Alarm-Monitoring Wholesale Services
End-user attrition has a direct impact on our results of operations since it affects our revenues, amortization expense and cash flow. We define attrition in the wholesale alarm monitoring business as the number of end-user accounts lost, expressed as a percentage, for a given period. In some instances, we use estimates to derive attrition data. We monitor end-user attrition each month, each quarter and each year. In periods of end-user account growth, end-user attrition may be understated and in periods of end-user account decline, end-user attrition may be overstated. Our actual attrition experience shows that the relationship period with any individual Dealer or end-user can vary significantly. Dealers discontinue service with us for a variety of reasons, including but not limited to, the sale of their alarm monitoring contracts, performance issues and receipt of lower pricing from competitors. End-users may discontinue service with the Dealer and therefore with us for a variety of reasons, including, but not limited to, relocation, service issues and cost. A portion of Dealer and end-user relationships, whether acquired or originated via our sales force, can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations, financial position or cash flows.

For the quarters ended September 30, 2003 and 2004, our annualized end-user account growth rates in the wholesale monitoring segment, excluding acquisitions were (1.8)% and (9.1)%, respectively. For the quarters September 30, 2003 and 2004, our annualized end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end-users added and end-users acquired, was 14.4% and 31.2%, respectively.

                                               2003             2004
                                           ------------      -----------

Beginning balance, June 30,                    477,064          524,279
End-users added, excluding acquisitions         15,635           31,515
End-users acquired                                   -              813
End-user losses                                (17,777)         (43,424)
                                           -----------       ----------

Ending Balance, September 30,                  474,922          513,183
                                           ===========       ==========

Alarm-Monitoring Retail Services
The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the third quarter of 2004 are as follows:

                                                         Active RMR at
Portfolio                     Attrition Rate          September 30, 2004
-------------------------     ----------------     ---------------------

Legacy and flow                         15.2%                $ 1,020,374
Residential since IPO                   12.5%                  2,179,669
Commercial since IPO                    10.4%                  1,117,342
                                                   ---------------------

Total                                   12.6%                $ 4,317,385
                                                   =====================

The decrease in Commercial attrition from the 13.4% last quarter is due primarily from the loss of one account in the second quarter, a California school district, and we believe it to be a discrete event. Attrition for acquired Dealer customer relationships and alarm monitoring contracts may be greater in the future than the attrition rate assumed or historically incurred by us. In addition, because some Dealer customer relationships and acquired alarm monitoring contracts are prepaid on an annual, semi-annual or quarterly basis, attrition may not become evident for some time after an acquisition is consummated. We are currently negotiating the potential sale of approximately $130,000 of recurring monthly revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is effected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency. At September 30, 2004, we had $6.3 million of variable rate debt outstanding.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. While our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective as of the end of the period covered by this report our significant growth through acquisitions of companies with complex accounting and revenue systems not readily adaptable to our own has required us to undergo major system changes as disclosed in previous filings. Several of our information technology projects, although making progress, are running behind schedule. As a result, we can provide no assurance that we will not identify significant deficiencies or material weaknesses in internal controls over financial reporting under definitions established by the SEC and PCAOB. We continue to commit significant resources to the project and have hired a consulting firm specializing in this area, but our numerous system and control changes have hindered their progress.

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

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc., was never our employee and we plan to vigorously defend this claim. We moved to dismiss the plaintiff's complaint against us and that motion was granted in its entirety, dismissing us from the lawsuit. Plaintiff has filed a notice of appeal. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

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

(b) Reports on Form 8-K

October 5, 2004: Announced and filed a copy of Definitive Agreement to purchase the assets of National Alarm Computer Center, Inc. ("NACC"), a unit of Tyco International Ltd.'s Fire and Security Segment.

October 25, 2004: Announced plan to offer approximately $125.0 million of senior unsecured notes due 2011. Filed unaudited condensed consolidated pro forma data including results of NACC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 2004                          INTEGRATED ALARM SERVICES GROUP, INC.


                                                 By: /s/  Timothy M. McGinn
                                                     ---------------------------
                                                 Name: Timothy M. McGinn
                                                 Title: Chief Executive Officer


                                                 By: /s/  Michael T. Moscinski
                                                     ---------------------------
                                                 Name: Michael T. Moscinski
                                                 Title: Chief Financial Officer