Form 10-K
period 2004-12-31
INTEGRATED ALARM SERVICES GROUP INC
filed 2005-06-13
CIK 1200022

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 000-50343

INTEGRATED ALARM SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1578199 (IRS Employer Identification No.)
99 Pine Street, 3rd Floor, Albany, New York (Address of principal executive offices)	12207 (Zip code.)
(518) 426-1515 ( Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004, was $133,279,895.

The number of shares outstanding of the registrant’s common stock as of June 1, 2005 was 24,681,462 shares.

TOC

Integrated Alarm Services Group, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2004

TOC

PART I

Item 1.  Business
We are one of the largest providers of monitoring, financing, and business support services to independent security alarm Dealers, which we refer to as “Dealers”, in the United States. We offer our services to Dealers competing in both the residential and commercial security alarm markets. We believe our services better allow Dealers to compete with larger, self-monitoring national alarm companies. The major categories of services we provide include:

•
Monitoring. We monitor alarm systems on behalf of Dealers who do not have the capital resources or critical mass to economically establish their own monitoring facilities and for our own accounts. We believe we are the largest wholesale alarm monitoring company in the United States, monitoring approximately 572,000 alarm systems on behalf of approximately 5,600 independent Dealers. We refer to this as our wholesale business and we currently receive approximately $3.1 million of revenue per month to monitor contracts owned by Dealers. Our alarm monitoring services are provided through two, state-of-the-art, redundant alarm monitoring centers located in New Jersey and California. The acquisition of the assets of NACC (“National Alarm Computer Center, Inc.”) discussed below provided us with 220,000 new monitored alarm systems and approximately 600 new Dealer relationships (these are included in the above totals) as well as an additional state-of-the-art alarm monitoring center in California.

•
Financing. Since 1993, we have provided financing for Dealers in the form of loans or alarm monitoring contract purchases of approximately $480 million in the aggregate. As of December 31, 2004, we owned and monitored a portfolio of approximately 149,000 retail alarm monitoring contract equivalents. A contract equivalent is equal to $30 per month in RMR (“Recurring Monthly Revenue”) from a typical residential customer. We refer to this as our retail business and we currently receive approximately $4.5 million of revenue per month from this portfolio. In addition, we hold approximately 22,500 contracts as collateral against loans we have made to Dealers. The NACC acquisition added an additional 13,100 retail alarm monitoring contract equivalents and an additional 14,000 contracts as collateral against loans made to Dealers (which we assumed in the acquisition) and these are included in the above totals.

•
Business Support Services. For many of our Dealers, we provide billing, collection and marketing services as well as access to equipment discount programs. Because of our scale, we can generally provide these services on a more cost-effective basis for Dealers than they can for themselves. In addition, our equipment discount program allows Dealers who use our monitoring services to automatically receive preferential pricing for certain alarm equipment.

Our retail portfolio is comprised of both residential subscribers, which represent approximately 80% of our revenue in this segment, and commercial subscribers, which represent approximately 20% of our revenue in this segment. We believe maintaining an appropriate balance between residential and commercial customers will be important going forward.

We acquire alarm monitoring contracts on both a “flow business” and “bulk purchase” basis. Flow business is the purchase of newly created alarm monitoring contracts on a recurring, or “as originated,” basis from Dealers. We have relationships with over 75 Dealers from which we acquire alarm monitoring contracts on a flow basis. Bulk purchases are the acquisition of existing portfolios of alarm monitoring contracts with demonstrated payment histories. These alarm monitoring contracts are typically purchased from Dealers on a non-recurring basis. We also acquire monitoring contracts and Dealer relationships by acquiring monitoring call centers.

We believe our package of services allows Dealers to compete against the large self-monitoring national providers in the security alarm market by giving them access to technical sophistication, financing, back office and other services that they would not otherwise have, while allowing them to remain the local and visible contact with their customer, the end-user of the security alarm system. We intend to continue to expand the number of Dealers to which we provide these services through direct marketing of our services as well as acquisitions of Dealer relationships. See financial statement footnote #15 for segment information.

TOC

Our Business Strategy

Growth Initiatives

Acquisition of Additional Alarm Monitoring Contracts
We intend to expand our acquisition and financing of alarm monitoring contracts through purchasing retail alarm monitoring contracts on both a flow business and bulk purchase basis. Our current target purchase multiple of RMR for flow and bulk purchases is less than 30x. Since our initial public offering in July 2003, we have acquired 133,000 retail alarm monitoring contract equivalents at an average purchase multiple of RMR of 28x. The sources of contracts available for acquisition include (i) our existing Dealer network, (ii) purchases from independent brokers representing pools of seasoned contracts and (iii) opportunistic purchases in the normal course of business.

Building Additional Wholesale Monitoring Relationships with Dealers
We intend to grow our wholesale business both internally and by acquiring Dealer relationships. Our internal growth is driven by the quality of service that we provide to our Dealers and their end-users. Our state-of-the-art redundant monitoring centers are important factors that enable us to attract additional Dealers. We believe that the fact that we do not compete with Dealers in the sale or installation of security alarm systems provides us a competitive advantage over many of our competitors that do compete with independent Dealers. We also intend to purchase Dealer relationships from monitoring companies.

Cross-Selling Opportunities
We have initiated a comprehensive cross-selling program of our primary services to Dealers. For those Dealers to whom we provide wholesale monitoring services, we will encourage them to use us as the purchaser when they wish to sell alarm monitoring contracts, or as a financing source should they wish to borrow funds against the value of their alarm monitoring contracts. We also have a program to offer additional services to the Dealers’ end-users, such as two-way voice communication, extended warranty coverage, personal emergency response service and GPS tracking services for movable assets.

Maximize Subscriber Retention
We seek to maximize subscriber retention by continuing to acquire high quality retail alarm monitoring contracts with demonstrated payment histories (for bulk purchases) and to increase the average life of an alarm monitoring contract by providing superior customer service and actively identifying subscribers who are relocating, the number one reason for account cancellations, and target retention of such subscribers, we also target the new residents moving into the relocating subscriber’s residence.

Maximize Economies of Scale
Our existing infrastructure will allow us to add a substantial number of additional alarm monitoring contracts with minimal additional costs. As we continue to grow our subscriber base, we believe our margins will increase as these costs are spread over larger recurring revenue streams. We believe our cash flows will also benefit from our continued efforts to reduce subscriber attrition. In addition, we believe that our ability to consolidate our Santa Fe Springs, California activities into the NACC monitoring center we acquired, as well as other actions we plan to take, will allow us to realize substantial cost savings.

Our Industry

Overview
The security alarm industry is characterized by a large number of privately owned companies involved in security alarm sales, leasing, installation, repair and monitoring. In 2003, approximately 12,000 of such Dealers were active in the United States. Based on information from Barnes and Associates, approximately 42% of this market is served by companies not included in the 100 largest companies. The top 100 companies include large self-monitoring national providers such as ADT, Honeywell and Brinks. Our target market is the portion of the market served by the Dealers outside of the top 100, or approximately 42% of the overall alarm monitoring market.

The growth in the security alarm industry has been fueled by several factors. We believe the aging of the population and the increase in two-career families have both contributed to an increased focus on the security of the home. Many insurance companies offer discounts to home and business owners who install electronic security alarm systems. In fact, many commercial enterprises are required by insurance underwriters to have monitored alarm systems. According to a study conducted in 2001 by two professors of economics at Temple University, homes without security alarm systems are between 2.2 and 3.1 times (depending on home value) more likely to be broken into than homes with security alarm systems. In addition, the reported losses due to burglary average $400 less in residences with security alarm systems than in those without security alarm systems. These factors and others, including a heightened awareness of overall security needs, have resulted in an increasing number of homes in North America with monitored security alarm systems. According to The Freedonia Group, Inc., the penetration of security alarm systems in existing homes in North America was 18% in 2003 and is expected to exceed 20% by 2006. Additionally, we believe that many new homes have pre-installed security alarm systems. We also anticipate that historic growth rates in penetration will increase as technology continues to lower the cost of security alarm systems and monitoring and increases the potential applications of monitoring centers.

TOC

The performance of the security alarm industry has been impacted by numerous factors including the significant amount of consolidation that occurred in the mid-to-late nineties, self-monitoring national providers such as ADT and Protection One, private regional providers, as well as new entrants into the market which acquired a large number of independent Dealers (with and without monitoring call centers) and wholesale monitoring stations. During this period of consolidation, purchase multiples of RMR ranged from approximately 35x to 68x. This growth was largely financed with debt. Most of these acquirers experienced service disruptions in connection with the integration of these newly-acquired customer accounts, which resulted in a significant loss of customers, or “attrition,” as is referred to in the industry. Further, many acquirers were facing and continue to face financial pressures to service the debt used to effect these acquisitions. Consequently, although the industry is still fragmented, purchase multiples of RMR have declined significantly. We believe that the combination of these higher service-related attrition levels and debt service requirements, as well as the credit environment generally, presents us with a unique opportunity to grow our business. We believe that we will be able to complete acquisitions at purchase multiples of RMR substantially lower than those which existed industry-wide in the mid-to-late nineties. Further, we expect that such acquisitions will be completed without compromising our account underwriting and due diligence criteria.

Dealer Operations
The primary sources of revenue for Dealers are the sale and installation of security alarm systems and the monthly subscription of the monitoring service. Typically, upon installation, the end-user enters into an annual alarm monitoring contract. Under an alarm monitoring contract, the Dealer agrees to monitor, or contract with another company to monitor, the security alarm from a remote location and to take certain pre-determined actions, such as calling the police, an ambulance service or fire department, when a security system is triggered and an alarm signal is received. After its initial term, most alarm monitoring contracts are subject to automatic renewal on an annual basis unless the Dealer or end-user notifies the other party within a defined time period that the alarm monitoring contract will not be renewed. The average life of alarm monitoring contracts typically ranges from 8 to 12 years.

Most Dealers do not have the capability to monitor alarms internally, and outsource the monitoring and/or administrative aspects of the business to an outside wholesale alarm monitoring company. We believe that Dealers look for a partner, such as us, who offers a wide array of services, including state-of-the-art monitoring service, billing and collection capabilities and marketing support, all at a reasonable cost.

Financing support is often just as important as monitoring support since many Dealers are constrained by the working capital requirements required to build their business. In many cases, the cost of the installed equipment to the end-user is at or below the Dealer’s cost. In these cases, much of the Dealer's capital and financial return comes from future monthly payments under the alarm monitoring contracts. As a result, Dealers often need or desire to monetize these alarm monitoring contracts and will, consequently, sell or borrow against their alarm monitoring contracts.

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

When acquiring alarm monitoring contracts from Dealers, purchasers typically pay a multiple of the RMR. According to Barnes and Associates, a financial services provider to the security alarm industry, the average RMR purchase multiple for portfolios with less than $50,000 in RMR was, 31.4x in 2002, 31.1x in 2003 and an estimated 32.5x in 2004. For example, assuming a monthly security alarm monitoring cost to the end-user of $30, the acquisition price of the alarm monitoring contract would be approximately $975 in 2004.

TOC

Our Services
Our two primary business activities are acquiring and managing portfolios of alarm monitoring contracts and monitoring security alarms. We also offer administrative services, such as billing and collection, to our Dealers as well as new and emerging products and services. Our acquisition and financing solutions provide capital to Dealers, allowing them to compete with larger competitors on the initial price of equipment and installation to the end-user.

We also provide Dealers with access to technical sophistication and back office services that they may not otherwise have (or be able to profitably operate), while allowing them to maintain visible contact with their local customers, the end-users of the alarm. Our alarm monitoring contract acquisition, financing solutions and monitoring services complement one another and drive growth in other areas of our business.

We generally require Dealers to whom we provide alarm monitoring contract financing to use our monitoring services for all of the alarm monitoring contracts they continue to own. We typically also require these Dealers to use our billing and collection services, enabling us to gain an additional level of control over the reliability of the alarm monitoring contracts’ cash flows. This places us in a unique position to minimize alarm monitoring contract attrition because we can control the quality of the monitoring, billing and collection and, to a significant extent, Dealer interaction with the end-user.

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

With respect to purchased alarm monitoring contracts, we typically acquire them from the Dealers that originally sold and installed the security alarm systems giving rise to the alarm monitoring contracts. We structure the payment terms and pricing of both our alarm monitoring contract purchases and loans to provide us with a competitive internal rate of return. In a typical transaction, the Dealer will sell its alarm monitoring contracts for a purchase price that is a multiple of the RMR. The multiple paid in any actual transaction is impacted by several factors, including average RMR, the amount of the homeowner's investment in the alarm system, geographic diversity of the accounts and our own due diligence of the Dealer.

Generally, Dealers that sell or borrow against their alarm monitoring contracts do so on either a flow basis or a bulk basis. We purchase alarm monitoring contracts on both a flow and a bulk basis. Typically, the price paid for a flow alarm monitoring contract is less than that paid in a bulk purchase because very often the bulk purchases are comprised of seasoned, performing alarm monitoring contracts. In either instance, we typically require Dealers to replace any cancelled alarm monitoring contracts and lost revenues for the first year after we purchase an alarm monitoring contract. Such replacement must be in cash or acceptable alarm monitoring contracts. We also hold back a portion of the purchase proceeds to secure this Dealer obligation.

Since alarm monitoring contract quality is a key driver of our profitability, underwriting discipline is critical. We maintain a very strict underwriting discipline. For example, we do not typically purchase alarm monitoring contracts that were generated by Dealers offering “zero-down” on equipment purchases and installation, unless the contracts have been outstanding for a minimum of 12 months and exhibit acceptable payment patterns as well as acceptable responses to quality control calls, since the lack of such costs does not create an investment stake in the service by the end-user. Further, end-users attracted to “zero-down” promotions are often of lower credit standing and therefore, may be more likely to default.

Credit quality of the end-user is also a key consideration when purchasing alarm monitoring contracts on a flow basis. We require credit rating scores on all alarm monitoring contracts that we acquire on a flow basis. We typically reject those alarm monitoring contracts with Beacon Scores (a credit rating employing a methodology developed by Fair, Isaac and Co., primarily used by Equifax in the U.S. and Canada) of less than 625 and typically accept alarm monitoring contracts with a Beacon Score of 640 or more (provided they satisfy all of our other due diligence criteria). Alarm monitoring contracts with a Beacon Score between 625 and 640 are further scrutinized through an additional review of the end-user’s credit status. We do not conduct a credit review of the end-user for bulk purchases because of the seasoned performance characteristics of such alarm monitoring contracts.

TOC

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

When purchasing alarm monitoring contracts on a bulk basis, we contact a significant random sample to ensure the customers exist. In all cases, we verify that the alarm system generates a live signal to our monitoring call centers. We include certain additional safeguards in our purchase and loan agreements. We generally bill end-users directly and require that the receipts be deposited into a segregated lock-box account for our benefit. A lock-box account is established through a remittance processing agreement between a third party service provider and us pursuant to which payments made under the end-user alarm monitoring contracts are forwarded to the third party and placed in a segregated account. The contents of the lock-box are remitted daily to an accumulation account from which disbursements are made first to our lenders, as required, and to us. The Dealers have no right in, or any right to withdraw any amounts held in the accumulation account. For loans, we also take physical possession of the original alarm monitoring contracts and file financing statements to perfect our security interest.

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

Monitoring Services
We provide monitoring to Dealers on alarm monitoring contracts that they have entered into with an end-user. Dealers typically pay us a fixed monthly monitoring fee for each account that we monitor on their behalf. The cost of the monthly monitoring fee is either based on a published list price or is negotiated between us and the Dealer. The charges are billed to the Dealer on a monthly, quarterly, semi-annual or annual basis in accordance with the contract agreement. The collection of payments by the Dealer from their end users have no effect on the prices charged or collected by us from the Dealer. We currently monitor approximately 720,000 end-user accounts. Generally, when an alarm is activated, a signal is sent from the alarm system through a phone line, radio transmitter or wireless service to a receiver located at one of our two monitoring facilities. This signal is immediately routed through our automated system and an operator personally handles each call. When the operator receives the alarm condition, his or her computer will simultaneously display a series of instructions on how to handle the alarm. These instructions are prepared by the Dealer and the end-user in advance and are customized to the particular logistics of the geographic area as well as the individual needs of the end-user.

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

TOC

In a typical week, our operators respond to approximately 134,000 alarm activations. We have consistently met a response time for priority events, measured by us as the time between when an alarm signal arrives in our alarm monitoring centers and our first response to that alarm, of 24 seconds, which we believe is among the best response times in the industry.

We own and operate two redundant alarm monitoring centers, which operate with state-of-the-art equipment and a highly trained staff. Our alarm monitoring centers are located in Wall Township, New Jersey and Irvine, California, and are linked via advanced software that creates a real-time queuing process. Having two facilities located strategically in different time zones allows us to efficiently allocate alarm responses based on time-of-day or specific event drivers that may cause one area of the country to have a higher volume of alarms than others. As a result, alarm signals, which would otherwise wait for available operators during peak periods, are routed to our other alarm monitoring centers where they are more quickly processed. For instance, a large number of alarms at our New Jersey facility resulting from bad weather in the Northeast would result in the transfer of a portion of these calls to our California facility.

All of our alarm monitoring centers are Underwriters Laboratories (R) (“UL”) listed. To obtain and maintain a UL listing, a monitoring call center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supply, have secure and redundant telephone lines and redundant computer systems that meet UL criteria. Access to the facility must also be strictly controlled.

Alarm monitoring offerings vary widely with the specific needs of the end-user and encompass many types of monitored alarms including burglary, hold-up, panic, fire, two-way voice communication, industrial process control, medical emergency and environmental alert. We monitor all of these types of alarms from our existing monitoring call centers. Our alarm monitoring centers are also capable of supporting a full range of add-on services such as remote video monitoring, network intrusion detection, cellular transmission, private radio access, personal emergency response systems and Global Positioning System (“GPS”) monitoring and emergency dispatch services using GPS technology.

Historically, our wholesale alarm monitoring services business has grown by adding new Dealer relationships generated by both direct marketing and sales activities and by cross-selling to those Dealers to whom we have provided financing. Additionally, over the last three years we have acquired four wholesale alarm monitoring companies and we expect to acquire additional alarm monitoring centers in the future, subject to the availability of suitable acquisition opportunities.

We continually monitor the efficiency of each of our alarm monitoring centers. We recently consolidated eight alarm monitoring centers into the two alarm monitoring centers that we operate today, taking advantage of new technologies that enable us to monitor large geographic areas very effectively from a single location. This consolidation has allowed us to increase efficiency and productivity, and decrease duplicative expenses. However, we intend to always maintain at least one fully redundant facility.

Other Services

Billing and Collection
We create paper invoices and mail them to end-users serviced by our Dealers. Additionally, we may provide collection services for accounts receivable. We generally charge on a per account basis. In instances where we provide the billing and collection function in addition to alarm monitoring contract acquisition and financing, we gain an additional level of assurance that timely payments will be made on the alarm monitoring contracts that we have purchased or lent against. It also enables us to minimize billing errors, which are also a cause of alarm monitoring contract attrition. By offering billing and collection services to our Dealers, we enable Dealers to focus their efforts on sales and installation, rather than administration of alarm monitoring contracts.

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

TOC

Equipment Discount Program
We provide our Dealers with access to discounts on equipment. For example, we have entered into a relationship with Alarm Device Manufacturing Company (“ADEMCO”), which is the largest security alarm equipment manufacturer and provider in the world. Our understanding with ADEMCO is that any Dealer who uses our monitoring services will automatically receive preferential pricing for all equipment purchased from ADEMCO. This program can represent significant savings to our Dealers. To be eligible for this program, we require that the Dealer (i) be an existing customer of ours, (ii) connect all of their new end-users to our alarm monitoring center and (iii) maintain a current standing with regard to their monitoring charges.

We are currently in discussions with other major manufacturers of alarm equipment to institute a similar type of discount program for their equipment. This will give our Dealers a choice of using different types and brands of equipment while enjoying similar reduced pricing plans.

Sales and Marketing
Our sales and marketing activities are conducted through a network of 73 in-house professionals.

Sales activities are structured by product area (monitoring services, financial products and new product applications) and geography. Although sales personnel are focused on one product area, each professional is trained to sell all products and services. There are 6 professionals in our wholesale sales force. Our retail segment has 63 employees involved in sales activities related to servicing commercial and residential customers. We also maintain two telemarketing departments (one for monitoring and financial services and related products and one for new product offerings) that support the sales force.

Our marketing department is comprised of 4 professionals. This team is responsible for the production and distribution of print advertising materials and direct mail marketing pieces. The team also issues corporate communications to employees, customers, strategic partners and other interested parties through regular press releases and announcements of new products and services. The group is also responsible for business development activities including the identification and procurement of new products and services that Dealers can sell to their customers.

We believe that this multi-faceted approach to sales and marketing activities is an important ingredient to the successful ongoing growth in all our business areas.

Acquisition Process
In 2003 and 2004, we acquired three businesses that not only had a significant number of contracts, but also installed and serviced commercial and residential monitoring systems.

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

TOC

Risks Related to Our Business

We did not timely file our Annual Report on Form 10-K for the year ended December 31, 2004 or our Quarterly Report on Form 10-Q for the three months ended March 31, 2005. Pursuant to rules and regulations established by the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board to implement Sections 404(a) and 404(b) of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) a report of our management on our internal control over financial reporting including an assessment of the effectiveness of our internal control over financial reporting and an attestation report of our registered public accounting firm on our management's assessment of our internal control over financial reporting. Due to our delays in completing these requirements, significant growth through acquisitions and major system changes, we were unable to close our books, prepare our financial statements and timely file the Form 10-K or our Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

In November 2004, we issued $125,000,000 aggregate principal amount of 12% Senior Secured Notes due 2011 (the “Notes”) pursuant to an indenture, dated as of November 16, 2004 (the “Indenture”), between us, the subsidiary guarantors parties thereto, and Wells Fargo Bank, N.A., as trustee (the “Trustee”). In March 2005, we failed to, among other things, file with the Securities and Exchange Commission and to furnish to holders of the Notes our Annual Report on Form 10-K of the year ended December 31, 2004 (the “Form 10-K”) as required by the Indenture. On April 5, 2005, the Trustee sent to us a notice of default relating to the aforementioned defaults (the “Defaults”). On May 4, 2005, the holders of a majority of the outstanding Notes waived the Defaults and their consequences through June 13, 2005 and compliance with the Indenture through June 27, 2005 with respect to the timely filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the “Form 10-Q”). Our filing of our Form 10-K has made the waivers permanent with respect to the Defaults. If we are unable to file the Form 10-Q by June 27, 2005, the Trustee could send us a notice of default with respect to such failure to file and the Trustee or the holders of 25% or more in aggregate principal amount of the Notes could declare the Notes due and payable if we are unable to file the Form 10-Q (and cure any other related defaults of which notice was given) within 30 days of the giving of the notice or obtain an additional waiver from the noteholders.

On March 28, 2005, we were notified by Nasdaq that they had not received the Form 10-K as required by Marketplace Rule 4310(c)(14). Accordingly, we were informed by Nasdaq that our common stock would be delisted from The Nasdaq Stock Market, unless we requested a hearing in accordance with Nasdaq Marketplace Rules. We attended such a hearing on April 28, 2005 and, as a result, were notified on May 9, 2005 that we had been granted an extension until June 27, 2005 to file the Form 10-K and the Form10-Q. If we are unable to file the Form 10-Q by June 27, 2005, our common stock could be delisted from The Nasdaq Stock Market.

We cannot provide any assurance that our failure to have timely filed our Form 10-K or Form 10-Q will not have other legal or regulatory implications for us.

Significant attrition, or non-renewal of retail alarm monitoring contracts or loss of dealer relationships would materially adversely affect our results of operations. We experience attrition of Dealer customer relationships and alarm monitoring contracts as a result of several factors including relocation of end-users, adverse financial and economic conditions and competition from other alarm service companies. In addition, we may lose or experience non-renewal of certain alarm monitoring contracts of Dealers, particularly acquired Dealer customer relationships and alarm monitoring contracts, if we do not service those alarm monitoring contracts adequately or do not successfully integrate new alarm monitoring contracts into our operations. A significant increase in attrition or the non-renewal of alarm monitoring contracts would have a material adverse effect on our revenues and earnings. To the extent that actual attrition exceeds our expectations, our revenues, profitability, cash flow and earnings would be adversely affected. Attrition for acquired Dealer customer relationships and alarm monitoring contracts may be greater in the future than the attrition rate assumed or historically incurred by us. In addition, because some Dealer customer relationships and acquired alarm monitoring contracts are prepaid on an annual, semi-annual or quarterly basis, attrition may not become evident for some time after an acquisition is consummated.

If our retail alarm monitoring contract attrition exceeds certain levels for certain periods, we will be required to offer to purchase a portion of the outstanding 12% Senior Secured Notes due 2011.  Under the same circumstances, our ability to purchase new retail alarm monitoring contracts may be limited. If we are required to make such an offer, we may not have sufficient funds to purchase the Notes we are required to repurchase or such repurchase could adversely affect our liquidity.

We face significant competition in the security alarm industry, which could make it more difficult for us to succeed in securing relationships with Dealers and reduce the number of alarm monitoring contracts we are able to acquire. We are dependent on entering into and maintaining relationships with Dealers who will either sell their alarm monitoring contracts directly to us, borrow from us, or enter into alarm monitoring contracts for us to provide wholesale monitoring services for the alarm monitoring contracts retained by them. While we do not typically compete directly with many of the larger companies in the industry because we do not primarily sell and install security systems, we are nonetheless impacted by the competitive challenge these entrants present to Dealers.

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

We also compete with several companies that have alarm monitoring contract acquisition and loan programs for Dealers and some of those competitors may be larger and better capitalized than we are. Some of these companies may be able to pay higher multiples of recurring monthly revenue for the portfolios they acquire than we can. We may be required to offer higher prices for such acquisitions than we have in the past, thus making these acquisitions less financially advantageous. Some of the companies we compete with include ADT, Protection One, Brinks and Honeywell. There is also the potential for other entities such as banks or finance companies to become more active as a source of competition for the Dealer financing portions of our business.

We may not be able to obtain all of the benefits of the security alarm monitoring contracts we purchase. A principal element of our business strategy is to acquire portfolios of alarm monitoring contracts. Acquisitions of end- user alarm monitoring contracts involve a number of risks, including the possibility that we will not be able to realize the recurring monthly revenue stream we contemplated at the time of acquisition because of higher than expected attrition rates or fraud. Although we complete an extensive due diligence process prior to acquiring alarm monitoring contracts and obtain representations and warranties from the seller, we may not be able to detect fraud on the part of the seller, including the possibility that the seller has misrepresented the historical attrition rates of the sold contracts or has sold or pledged the contracts to a third party. If the sale of alarm monitoring contracts involves

TOC

fraud or the representations and warranties are otherwise inaccurate, we may not be able to recover from the seller damages in the amount sufficient to fully compensate us for any resulting losses. In such event, we may incur significant costs in litigating ownership or breach of acquisition contract terms.

We may pursue acquisitions of alarm monitoring call centers that by their nature present risks and may not be successful. An element of our business strategy is to acquire additional alarm monitoring call centers. The following are some of the risks associated with these acquisitions:

•	We may be unable to achieve anticipated revenues, earnings or cash flow because of higher than expected attrition rates or other reasons.

•
We may be unable to integrate acquired call centers successfully and realize anticipated economic, operational and other benefits in a timely manner. If we are unable to integrate acquired call centers successfully, we could incur substantial costs and delays or other operational, technical or financial problems.

•	If we are not successful in integrating acquired call centers, we could have increased attrition because of service-related problems.

•	Acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures.

We also face competition in identifying and purchasing suitable alarm monitoring centers. We compete with other firms, many of which have greater financial and other resources than we do, for the acquisition of alarm monitoring centers. Should this competition increase, it will be more difficult to acquire additional alarm monitoring centers, on terms acceptable to us.

Risk Regarding Non-Compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires us to include in our Annual Report on Form 10-K a report of our management regarding its assessment of our internal control over financial reporting. This report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (iii) management's assessment of the effectiveness of our internal control over our financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective and (iv) a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting. Our documentation and testing to date have identified material weaknesses in the design and effectiveness of our internal control over financial reporting (which are discussed in Section 9A of this report) that we will need to remediate. While our management has presented a plan to our audit committee to implement, document and test any required changes to correct the material weaknesses identified in order to make a positive assertion as to the effectiveness of our internal control over financial reporting in subsequent periods, there can be no assurance that changes in internal control will be made in time to do so. If we are unable to make sufficient progress, we will be unable to assert that we have effective internal control over financial reporting for the year ending December 31, 2005.

Our ability to continue to grow our business is dependent upon our ability to obtain additional financing. We intend to continue to pursue growth through the acquisition of end-user alarm monitoring contracts and wholesale monitoring businesses. We will be required to seek additional funding from third party lenders and/or from the possible sale of additional securities, which may lead to higher leverage or the dilution of then existing stockholders. Our senior secured notes contain terms that limit our ability to incur additional indebtedness which may negatively impact our ability to acquire additional retain monitoring contracts. Any inability to obtain funding through third party financing is likely to adversely affect our ability to continue or increase our acquisition activities. Third party funding may not be available to us on attractive terms or at all.

Rising interest rates could negatively affect our profitability. The interest rate of our financing is generally tied to prevailing market rates. In the event that interest rates rise, the spread between our cost of capital and the amount that we can charge Dealers who borrow from us may decrease, which will negatively affect our profitability.

TOC

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

A number of local governmental authorities have considered or adopted various measures aimed at reducing the number of false alarms. Such measures include subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, imposing fines on alarm end-users for false alarms, imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms and requiring sufficient further verification of an alarm signal before the police will respond. Enactment of such measures could increase our costs and thus adversely affect our future results of operations.

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

The loss of our Underwriters Laboratories listing could negatively impact our competitive position. All of our monitoring call centers are UL listed. To obtain and maintain a UL listing, an alarm monitoring call center must be located in a building meeting UL's structural requirements, have back-up and uninterruptible power supply, have secure telephone lines and maintain redundant computer systems. UL conducts periodic reviews of monitoring call centers to ensure compliance with their regulations. Non-compliance could result in a suspension of our UL listing. The loss of our UL listing could negatively impact our competitive position.

We rely on technology which may become obsolete. Our monitoring services depend upon the technology (hardware and software) of security alarm systems. We may be required to upgrade or implement new technology which could require significant capital expenditures. There can be no assurance that we will be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could adversely affect our business.

In the event that adequate insurance is not available or our insurance is not deemed to cover a claim we could face liability. We carry insurance of various types, including general liability and errors and omissions insurance. Our loss experience and that of other security service companies may affect the availability and cost of such insurance. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. To the extent that insurance was not available, or a particular claim was not covered or exceeded our coverage, we could be exposed to material costs.

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

TOC

Employees

As of December 31, 2004, we had a workforce of 874 employees. Of our total workforce, 218 are engaged in finance, administration and management, 383 are engaged in the monitoring business, 73 are engaged in sales and marketing, and 200 are engaged in service and installation of monitoring systems. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Competition

The security alarm industry is highly competitive and fragmented. While we generally do not compete directly with many of the large companies in the industry such as ADT, Brinks, Protection One and Honeywell because we do not primarily sell and install security systems, we are nonetheless impacted by the competitive challenge these companies present to Dealers. While all of these companies provide monitoring services, some of these companies, may from time to time, purchase portfolios of monitoring contracts.

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

In September 2002, KC Acquisition acquired all of the capital stock of Criticom in exchange for $1.0 million and 155,911 shares of our common stock. An additional 68,182 shares of our common stock have been issued to the sellers based upon Criticom's financial performance in 2003. Criticom provides wholesale alarm monitoring services to Dealers. In addition, it provides Global Positioning System monitoring and asset tracking services to various customers. Curtis Quady, an Executive Vice President, was the President, Chief Executive Officer and principal stockholder of Criticom.

In connection with the acquisition of Criticom, we acquired a 5.03% interest in Royal Thoughts, LLC. The purchase price was approximately $3.5 million net of cash acquired of $0.6 million as well as a note for $0.7 million. In connection with our purchase, we received a right of first refusal to provide any monitoring services for new technology developed by Royal Thoughts. The investment in Royal Thoughts was valued at zero.

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

TOC

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

See heading “Acquisitions” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for entities acquired since our initial public offering of common stock.

Risk Management

We carry insurance of various types, including general liability and errors and omissions insurance. Our errors and omissions coverage is $10 million per occurrence. Our loss experience and the loss experience of other companies in the security industry may affect the cost and availability of such insurance. Since 1998 we have had no uninsured losses. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or other types of damages, or liability arising from gross negligence or wanton behavior. See “Risk Factors—In the event that adequate insurance is not available or our insurance is not deemed to cover a claim we could face liability.”

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

Regulatory Matters

A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include: (i) subjecting alarm monitoring companies to fines or penalties for transmitting false alarms, (ii) licensing individual alarm systems and the revocation of such licenses following a specified number of false alarms, (iii) imposing fines on end-users for false alarms, (iv) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms and (v) requiring further verification of an alarm signal before the police will respond.

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

TOC

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

Item 2.  Properties

In September 2003, the Company entered into a five-year lease for office space for its headquarters in Albany, New York. The lease is for approximately 21,000 square feet. The lease period is November 15, 2003 through November 14, 2008. The lease has a five-year renewal option. Annual rents will be $190,000 for year one and two and $225,000 for years three through five.

We also have offices and our East Coast call monitoring center in Wall Township, New Jersey. The facility is 7,200 square feet. We own the premises, subject to a mortgage in favor of LaSalle Bank, creating a first priority security interest for the benefit of LaSalle Bank, and subject to a second mortgage in favor of the Trustee, creating a second priority security interest for the benefit of the holders of the Notes.

Morlyn’s executive offices are located in Oakland, New Jersey. The offices are 4,705 square feet. The lease expires in April 2006 and provides for a monthly rental of $6,959.

We lease space for an alarm monitoring center in California located in Santa Fe Springs. The facility is 6,551 square feet. The premises are leased pursuant to a two-year lease expiring in March 2005 (extended through June), at a monthly rental rate of approximately $5,600 per month.

We also have an alarm monitoring center in Minneapolis, Minnesota. The facility is 13,478 square feet. The lease expires in 2010, and provides for a net monthly rental rate of $6,360.

We also have two sales, service and administration offices as well as seven sales and service branch offices located in California, New Mexico, Arizona and Nevada. The leases expire at various dates through 2007 and currently have a monthly rental rate of $34,367.

As part of the acquisition of NACC, we assumed the lease of office space and a monitoring center in Irvine, California at a monthly cost of $34,047. The lease runs through April, 2007.

TOC

Item 3. Legal Proceedings

In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against us in the Superior Court of New Jersey, Camden County for unspecified damages in connection with our purchase of certain alarm monitoring contracts from B&D. B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that our subsequent purchase of contracts from B&D constitutes tortious interference, that we utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that we purchased from B&D. We plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2004, through the solicitation of proxies or otherwise.

TOC

Part II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded in the NASDAQ National Market System under the symbol IASG. The Company’s common stock was first traded on the NASDAQ during the third quarter of 2003. Quarterly high and low bid information for the quarterly periods of 2004 and the third and fourth quarter of 2003 as reported by NASDAQ for normal trading hours (4 pm EST closing) are set forth below:

Year ended December 31, 2004	High	Low
First Quarter	$11.15	$8.05
Second Quarter	12.50	4.50
Third Quarter	5.62	3.22
Fourth Quarter	5.60	4.01

Year ended December 31, 2003
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	9.99	7.75
Fourth Quarter	9.50	6.95

These over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

No dividends have been paid on the common shares to date and none are anticipated for the foreseeable future.

As of December 31, 2004 there were 24,681,462 common shares issued and outstanding held by 16 shareholders of record, not including persons or entities where stock is held in nominee or “street” name through various brokerage firms or banks.

TOC

Item 6. Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

	Year ended December 31,
	2000	2001	2002	2003	2004

Statement of operations data (1):
Revenue	$18,774,517	$20,569,037	$23,495,607	$40,867,598	$80,369,160
Total operating expenses, inclusive of cost of revenue	19,455,562	19,691,838	24,267,532	44,517,078	82,495,928
Income (loss) from operations	(681,045)	877,199	(771,925)	(3,649,480)	(2,126,768)
Other (expense), net	(3,824,867)	(3,914,509)	(5,556,730)	(14,828,508)	(9,172,496)
Income (loss) before income taxes	(4,505,912)	(3,037,310)	(6,328,655)	(18,477,988)	(11,299,264)
Income tax expense (benefit)	(4,793,725)	(703,784)	(681,443)	3,526,572	417,779
Net income (loss)	$287,813	$(2,333,526)	$(5,647,212)	$(22,004,560)	$(11,717,043)

Basic and diluted income (loss) per share	$0.52	$(4.21)	$(9.53)	$(1.95)	$(0.47)

Shares used computing basic and diluted income (loss) per common share (3)	553,808	553,808	592,785	11,263,455	24,667,960
Pro forma income tax to give effect as if a C corporation (2):
Loss before income tax expense (benefit)	(4,505,912)	(3,037,310)	(6,328,655)	(18,477,988)
Income tax expense (benefit)	(1,519,990)	(955,569)	(2,871,573)	(89,916)
Net income (loss)	$(2,985,922)	$(2,081,741)	$(3,457,082)	$(18,388,072)
Net income (loss) per share	$(5.39)	$(3.76)	$(5.83)	$(1.63)

Balance sheet data:
Cash, cash equivalents and short-term investments	$1,151,337	$1,224,035	$3,442,082	$35,435,817	$31,554,609
Total assets	38,113,543	36,830,768	45,627,797	241,036,330	302,084,181
Long-term debt	35,599,770	37,122,449	45,061,363	65,742,612	130,225,000
Capital lease obligations	145,355	32,549	507,858	885,366	1,035,489
Total stockholders' equity (deficit)	(7,067,197)	(9,345,667)	(11,562,881)	153,402,730	142,849,827
Working capital (deficit)	(5,240,872)	(7,798,161)	(8,076,758)	4,769,173	16,955,992

Other financial data:
Cash provided by (used in) operating activities	(1,331,125)	1,012,251	2,691,844	(4,238,641)	14,149,404
Cash provided by (used in) investing activities	(11,086,367)	(1,705,428)	(8,863,018)	(57,984,339)	(77,634,164)
Cash provided (used in) financing activities	12,851,242	765,875	5,389,221	97,216,715	59,603,552

    (1) Results of operations for acquired companies are included from the date of acquisition. As a result comparability of periods presented has been affected by our acquisitions. For more information about our acquisition history, see “Business”, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to our consolidated financial statements.

    (2) To give effect to the conversion of KC Acquisition from an S corporation to a C corporation for federal income tax purposes. The tax provision was prepared as if we had a combined federal and state effective tax rate of 40% and giving effect for permanent differences.

    (3) During July 2003, the Company successfully completed its IPO and issued a total of 22,982,729 shares of common stock and received net proceeds of $195,856,510.

TOC

Equity Compensation Plan Information:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders - 2003 Plan	144,166	$6.92	5,834

Equity compensation plans approved by security holders - 2004 Plan	42,000	$5.75	1,158,000

The Company does not have any equity compensation plans that were not approved by security holders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the Consolidated Financial Statements and Notes thereto.

Overview

We are one of the largest providers of monitoring, financing, and business support services to independent security alarm Dealers which we refer to as “Dealers”, in the United States. We offer our services to Dealers competing in both the residential and commercial security alarm markets. We believe our services better allow Dealers to compete with larger, self-monitoring national alarm companies. The major categories of services we provide include:

TOC

•
Monitoring. We monitor alarm systems on behalf of Dealers who do not have the capital resources or critical mass to economically establish their own monitoring facilities and for our account. We believe we are the largest wholesale alarm monitoring company in the United States, monitoring approximately 572,000 alarm systems on behalf of approximately 5,600 independent Dealers. We refer to this as our wholesale business and we currently receive approximately $3.1 million of revenue per month to monitor contracts owned by Dealers. Our alarm monitoring services are provided through two, state-of-the-art, redundant alarm monitoring centers located in New Jersey and California. The acquisition of the assets of NACC discussed below provided us with 220,000 new monitored alarm systems and approximately 600 new Dealer relationships (these are included in the above totals) as well as an additional state-of-the-art alarm monitoring center in California.

•
Financing. Since 1993, we have provided financing for Dealers in the form of loans or alarm monitoring contract purchases of approximately $480 million in the aggregate. As of December 31, 2004, we owned and monitored a portfolio of approximately 149,000 retail alarm monitoring contract equivalents. A contract equivalent is equal to $30 per month in RMR from a typical residential customer. We refer to this as our retail business and we currently receive approximately $4.5 million of revenue per month from this portfolio. In addition, we hold approximately 22,500 contracts as collateral against loans we have made to Dealers. The NACC acquisition added an additional 13,100 retail alarm monitoring contract equivalents and an additional 14,000 contracts as collateral against loans made to Dealers (which we assumed in the acquisition) and these are included in the above totals.

•
Business Support Services. For many of our Dealers, we provide billing, collection and marketing services as well as access to equipment discount programs. Because of our scale, we can generally provide these services on a more cost-effective basis for Dealers than they can for themselves. In addition, our equipment discount program allows Dealers who use our monitoring services to automatically receive preferential pricing for certain alarm equipment.

Our retail portfolio is comprised of both residential subscribers, which represent approximately 80% of our revenue in this segment, and commercial subscribers, which represent approximately 20% of our revenue in this segment. We believe maintaining an appropriate balance between residential and commercial customers will be important going forward.

We believe our package of services allows Dealers to compete against self-monitoring national providers in the security alarm market by giving them access to technical sophistication, financing, back office and other services that they would not otherwise have, while allowing them to remain the local and visible contact with their customer, the end-user of the security alarm system. We intend to continue to expand the number of Dealers for which we provide these services through direct marketing of our services as well as acquisitions of alarm contracts and alarm monitoring companies.

Our revenues are derived primarily from our portfolio of retail alarm monitoring contracts and providing wholesale alarm monitoring services to Dealers for the benefit of the end-user of the alarm system. We typically enter into contracts with our Dealers to provide alarm monitoring services for periods ranging from one to five years. The majority of monitoring contracts entered into by end-users with our Dealers generally permit cancellation with notice of 30-60 days before the end of the original, or any renewal, contract term. Some alarm monitoring contracts with Dealers have longer, more definitive terms. However, essentially all alarm monitoring contracts may be broken for non-performance. Our alarm monitoring contracts with Dealers may require the Dealer to place its entire portfolio of end-user alarm monitoring contracts in our monitoring centers. Our revenues will fluctuate based upon changes in the net number of end-user alarm monitoring contracts and the timing of connections and disconnections that any one Dealer has with us. Our revenues will also fluctuate based upon the number of Dealers that are added or lost during any particular period. We may gain or lose Dealers based upon the quality, range or price of the services we provide relative to what is provided by our competitors and the effectiveness of our sales and marketing efforts. Our revenues may also be affected by the application of various pricing strategies we may choose to use with our Dealers.

In addition to our organic revenue growth, our revenues will increase because of acquisitions of retail alarm monitoring contracts and Dealer relationships and their related wholesale alarm monitoring business. Our RMR derived from acquired businesses are also subject to the standard risks associated with any acquisition and subsequent integration. We may suffer attrition because of differences in, among other things, the application of policies and procedures, or disruption caused by any conversion or consolidation activity.

TOC

The cost of services is primarily a function of labor, telecommunication, data processing and technical support costs. Labor costs are driven in part by the number and productivity of operators, supervisors and management within our alarm monitoring centers that provide alarm monitoring services on behalf of our Dealers' customers. Labor costs are also a function of the quality of our data processing, customer service and quality management functions. Labor costs also reflect the number of technical staff required to maintain and develop our state-of-the-art monitoring systems. Telecommunication costs reflect, among other things, the number of signals processed, the time required to process any particular signal, the number and type of lines, the design and functionality of our telecommunications network and the negotiated rate with our chosen telecommunication providers. We are constantly evaluating how to improve the quality of our services while lowering the cost of providing those services. After the acquisition and integration of NACC, we estimate that our monitoring capacity will be over one million end-user customers.

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

Streamlining of Operations
Our November 2004 acquisition of NACC’s state of the art monitoring center, located in Irvine, California, substantially increased our capacity to provide monitoring services. The recent consolidation of our Santa Fe Springs center into the NACC center is expected to result in substantial cost savings (currently estimated at $2.8 million on an annualized basis). These cost savings are possible due to the elimination of redundant G&A expenses and other related costs.

Acquisitions
On November 19, 2004, we acquired substantially all of the assets and assumed certain liabilities of NACC, a subsidiary of Tyco, for approximately $50.6 million in cash, subject to certain closing adjustments. NACC engages in the wholesale and retail alarm monitoring business and also provides secured financing to Dealers. NACC contributed approximately $0.8 million of wholesale RMR, $0.4 million of retail RMR and $0.2 million of monthly interest income on notes receivable from Dealers collateralized by retail contracts to us.

In May 2004, we acquired the alarm portfolio and certain other assets of Alliant Protection Services, Inc. (“Alliant”) for a total cash purchase price of approximately $14.5 million, which included accounts receivable (approximately $0.8 million), customer contracts (approximately $8.7 million), goodwill (approximately $5.8 million), non-compete agreement (approximately $.3 million) and current liabilities (approximately $1.1 million).

In December 2003, we acquired all of the capital stock of Lane Security Inc. (“Lane Security”) for approximately $43.0 million in cash, net of holdbacks for severance payments and attrition of customer contracts. The principal operating unit of Lane Security is Protection Service Industries, L.P. (“PSI”) whose assets included customer accounts with RMR of approximately $1.8 million at December 31, 2003. PSI installs and services commercial and residential alarm systems in the western United States. The acquisition was accounted for under the purchase method of accounting.

On November 21, 2003, we acquired all of the outstanding stock of American Home Security, Inc. (“AHS”) and certain assets of Emergency Response Network, Inc. (“ERN”), (collectively referred to as the acquirees) for approximately $15.0 million, inclusive of direct acquisition costs. The acquirees install and service residential alarm monitoring systems in the Nevada area. The acquisition has been accounted for as a purchase and the results of the acquirees are included in our results of operations from the date of acquisition.

Furthermore, we entered into a three year employment agreement with the former owner of AHS. The agreement provides for annual compensation of $420,000 and an annual bonus commencing in 2004 equal to 19% of the amount by which AHS’s pre-tax income (as defined therein) for such year exceeds $1.3 million. We have the option to make a one-time payment up to 125% of AHS’ pre-tax income to the employee under a bonus buy-out provision as defined in the agreement, at which time we would have no further annual bonus obligation to the employee. The employee for calendar years 2006-2009 has the right to elect a bonus buy-out. Furthermore, the bonus buy-out shall automatically trigger upon the expiration of the employment term, and under other circumstances as defined in the agreement. The agreement also provides that during the employment term, the employee on an annual basis will be granted options to acquire our common stock if AHS achieves certain earnings levels. The contingent consideration, which includes our common stock and stock options issuable upon the achievement of certain earnings levels, may result in future charges to earnings. Based on the 2004 results, no bonus was earned or options were required to be granted.

TOC

In January 2003, we acquired all of the capital stock of Integrated Alarm Services, Inc. and affiliates in exchange for an aggregate of 864,192 shares of our common stock of which 525,452 shares were issued to minority interests for an estimated total fair value of approximately $11.6 million. The acquisition was accounted for under the purchase method of accounting.

Prior to the acquisition of Integrated Alarm Services, Inc., Messrs. Timothy M. McGinn and David L. Smith controlled 41 trusts and three limited liability companies which were principally created to acquire alarm monitoring contracts. Approximately 62% of the trust certificates of the 41 trusts were exchanged for promissory notes of Integrated Alarm Services, Inc. and some of these notes were repaid with proceeds from our initial public offering. Approximately 38% of the trust certificates were not exchanged and were subsequently repaid out of the proceeds of our initial public offering. An additional $9.5 million of bank debt relating to these contract acquisitions was also repaid with proceeds from our initial public offering. Messrs. McGinn and Smith were residual beneficiaries of these trusts but have contributed their residual benefits in the trusts to us. The three limited liability companies, Palisades Group, LLC, Payne Security Group, L.L.C. and Guardian Group, LLC were acquired by us in January 2003 and Payne Security Group, L.L.C. and Guardian Group, LLC are now our wholly owned subsidiaries. Palisades Group, LLC was dissolved on July 22, 2004.

On September 26, 2002, we acquired 100% of Criticom International Corporation (“Criticom”), a Minnesota based alarm monitoring center that supports digital alarm monitoring as well as GPS technology, for approximately $4.3 million, net of cash acquired of $0.6 million. The total consideration consisted of $1.0 million in cash and 155,911 shares of our common stock as well as a note totaling $0.7 million. The former shareholders of Criticom may receive up to 68,182 additional shares of our common stock based upon the future performance of Criticom. In 2003, Criticom achieved its performance targets; as a result, the former shareholders of Criticom received 68,182 shares of our common stock with an aggregate value of approximately $0.6 million. The purchase of Criticom added approximately 400 Dealer relationships that service 80,000 end-user alarm monitoring contracts with approximately $0.4 million in RMR.

In January 2002, we acquired certain assets of RTC Alarm Monitoring Services (“RTC”), a wholesale security system alarm monitoring business located in Roseville, California. The total purchase price was $5.1 million, which included Dealer relationships ($4.4 million), accounts receivable ($0.2 million) and property and equipment ($0.5 million). The purchase was financed with debt totaling $5.8 million, which funded the purchase price, along with providing a $0.4 million working capital infusion for us, $0.1 million in restricted cash and financing fees totaling $0.175 million. The acquisition initially added 270 new Dealer relationships to our Dealer count. As of January 2003, we maintained relationships with 225 of these Dealers. We pursued a cause of action against the seller for certain contractual misrepresentations regarding the attrition rates related to certain Dealer alarm monitoring contracts and received a settlement in 2003 for approximately $0.4 million.

A related party (at the time) placed the debt incurred for the RTC Alarm and the Custom Design acquisitions and assumed in the acquisition of Criticom. The results of operations are included in our financial statements from the date of acquisition.

As a result of this activity, as of December 31, 2004, we have customer contracts of $85,169,085, dealer relationships of $34,529,962 and goodwill of $91,434,524.

Operations

In December 2001, we commenced a consolidation process of our monitoring facilities and a systems conversion for a material percentage of our Dealer and end-user base. The disruption caused by these activities negatively impacted our revenues and profitability. We have completed the consolidation of our alarm monitoring centers. Key expenses such as payroll and telecommunication costs have been reduced. We believe that our costs per subscriber will continue to decline as additional subscriber accounts are added.

Our RMR may include amounts billable to customers or Dealers with past due balances which we believe are collectible. We seek to preserve the revenue stream associated with each end-user alarm monitoring contract, primarily to maximize our return on the investment we made to generate each alarm monitoring contract or Dealer relationship. As a result, we actively work to collect amounts owed to us and to retain the end-user at the same time.

TOC

In some instances, we may allow more than six months to collect past due amounts, while evaluating the ongoing customer or Dealer relationship. After we have made every reasonable effort to collect past due balances, we will disconnect the customer.

Customer creation and marketing
Our current customer acquisition strategy relies on both internally generated sales and acquiring Dealer relationships and alarm monitoring contract rights to monitor security systems. We currently have a salaried and commissioned sales force that operates in four regions covering the 48 contiguous states. The internal sales program generated in the wholesale segment 84,616, 64,472 and 79,191 new monitoring contracts in 2002, 2003 and 2004, respectively.

Attrition

Wholesale Business Segment
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

For the years ended December 31, 2002, 2003 and 2004, our trailing annual end-user account growth rates in the wholesale monitoring segment, including acquisitions were 24.7%, 12.3% and 31.7% respectively. For the years ended December 31, 2002, 2003 and 2004, our trailing annual end-user account growth rates in the wholesale monitoring segment, excluding acquisitions, were (6.1%), (3.2%) and (6.1%) respectively. For the years ended December 31, 2002, 2003 and 2004, our trailing annual end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end-users added and end-users acquired, was 18.2%, 12.7% and 13.1% respectively. Included in these totals for 2003 and 2004 are approximately 137,000 and 149,000 contracts, respectively, that are owned by our retail monitoring segment.

Following is a summary of our end-user accounts:

	Year ended December 31,
	2002	2003	2004
Beginning balance, January 1,	390,216	486,650	546,649
Reporting discrepancy adjustments (see Note)	-	-	(26,592)
End-users added, excluding acquisitions	84,616	64,472	79,191
End-users acquired	120,192	75,375	232,984
End-user losses	(108,374)	(79,848)	(112,351)

Ending Balance, December 31,	486,650	546,649	719,881

Note: As a result of the discovery of a discrepancy in the reporting mechanism for the number of wholesale accounts, an adjustment of 26,592 to the January 1, 2004 beginning balance is necessitated and is reflected in the table above.

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

Retail Business Segment
We employ, for contracts purchased on a bulk basis subsequent to January 31, 2003, an amortization methodology which is the total of the charges calculated by a straight line, 18 year life; together with charges incurred as a result of actual contract attrition. For bulk contracts purchased prior to that date, we employ an amortization methodology which uses 150% declining balance over a life of 8 years.

TOC

The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the periods presented are as follows:
2004 Retail Attrition Rate

	Quarter Ended
Portfolio	March 31,	June 30,	September 30,	December 31,	Year ended December 31,

Legacy and flow	17.70%	10.80%	15.20%	14.60%	13.80%
Residential since IPO	13.50%	9.90%	12.50%	11.30%	11.29%
Commercial since IPO	9.10%	13.40%	10.40%	8.60%	9.98%

Total	13.40%	11.20%	12.60%	11.30%	11.59%

The attrition for a given period is calculated as the quotient of: (i) the sum of (a) cancelled RMR plus (b) the increase (or minus the decrease) in “disqualified RMR” (i.e., RMR with related account receivable balances over 90 days from invoice date) minus (c) ”replacement RMR” (i.e., cancelled or disqualified RMR that has been replaced by the selling Dealer with new RMR as required by the original sales contract with the Dealer); divided by (ii) ”qualified RMR” (i.e., RMR with no related account receivable balances over 90 days from invoice date).

Critical Accounting Policies
Our discussion and analysis of results of operations, financial condition and cash flows are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an on-going basis, including those related to revenue recognition and allowance for doubtful accounts, valuation to allocate the purchase price for a business combination, notes receivable reserve and fair value of customer contracts on foreclosed loans, fair value and forecasted data to access recoverability of intangible assets and goodwill, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 of the "Notes to Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief description of the more significant accounting policies and methods we use.

Revenue Recognition and Allowance for Doubtful Accounts
All revenue is recognized on an accrual basis. Accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based upon an evaluation of the customers financial condition and history. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts monthly. Customer accounts, including accounts with balances over 90 days from the invoice date are reserved based on historical trends. Account balances are charged-off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Deferred installation costs and revenues
Installation revenue is deferred and recognized over the expected life of the customer relationship. The direct incremental costs associated with installing monitoring systems, to the extent of installation revenue, are deferred and recognized over the expected life of the customer relationship. Excess direct incremental costs over installation revenue are being amortized over the term of the contract.

Notes Receivable Reserve and Fair Value of Customer Contracts on Foreclosed Loans
We make loans to Dealers, which are collateralized by the Dealers’ portfolio of end-user alarm monitoring contracts. Loans to Dealers are carried at the lower of the principal amount outstanding or if non-performing, the net realizable value of the portfolio underlying the loan. Loans are generally considered non-performing if they are 120 days in arrears of contractual terms.

TOC

Management periodically evaluates the loan portfolio to assess the collectibility of Dealer notes and adequacy of allowance for loan losses. Management reviews certain criteria in assessing the adequacy of the allowance for loan losses, including our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Loan impairment is identified when a portfolio's cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of end-user contracts using recent transaction prices and industry benchmarks.

Notes receivable consists primarily of loans to Dealers which are collateralized by a portfolio of individual end-user monitoring contracts. When a Dealer becomes delinquent, we generally foreclose on and take ownership of the portfolio of end-user monitoring contracts.

At December 31, 2004, we had non-performing loans to Dealers aggregating approximately $1.4 million. In February 2005, the Company collected $.6 million of these loans. Currently, the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

Deferred issuance costs
Debt issuance costs represents direct costs incurred in connection with obtaining financing with related parties, banks and other lenders. Debt issuance costs are being amortized over the life of the related obligations using the effective interest method.

Intangible Assets and Goodwill
Alarm monitoring services for Dealers’ end-users are outsourced to us. We acquire such Dealer relationships from our internally generated sales efforts and from other monitoring companies. Acquired Dealer relationships are recorded at cost, which management believes approximates fair value. End-user alarm monitoring contracts are acquired from the Dealers’ pre-existing portfolios of contracts or assumed upon the foreclosure on Dealers’ loans.

Acquired end-user alarm monitoring contracts are recorded at cost which management believes approximates fair value. End-user alarm monitoring contracts assumed as a result of foreclosure on dealer loans are recorded at the lower of cost (loan carrying value) or the fair value of such contracts using recent transaction prices and industry benchmarks at the time of foreclosure.

End-user alarm monitoring contracts are amortized over the term that such end-users are expected to remain as our customer. We, on an ongoing basis, conduct comprehensive reviews of our amortization policy for end-user contracts and, when deemed appropriate, uses an independent appraisal firm to assist in performing an attrition study.

Amortization methods for end-user contracts below consider the average estimated life and historical and projected attrition rates determined from actual experience and consists of the following portfolios:

Acquired as a result of the IASI merger:

Existing at January 31, 2003	Accelerated method	Period
Existing portfolio accounts (bulk)	150% Declining balance	8 years
Dealer acquired new accounts (flow)	160% Declining balance	8 years
Contracts assumed from dealers	160% Declining balance	4 years

Acquired subsequent to the IASI merger:

Acquired after January 31, 2003	Accelerated method	Period
Existing portfolio accounts (bulk)	Straight-line plus attrition	18 years
Dealer acquired new accounts (flow)	200% Declining balance	12 years
Contracts assumed from dealers	200% Declining balance	8 years

Dealer relationships and end-user contracts are amortized using methods and lives which are management’s estimates, based upon all information available (including industry data, attrition studies, current portfolio trends), of the life (attrition pattern) of the underlying contracts and relationships. If actual results vary negatively (primarily attrition) from management assumptions, amortization will be accelerated, which will negatively impact results from operations. If amortization is not accelerated or conditions deteriorate dramatically, the asset could become impaired. For existing portfolio accounts purchased subsequent to January 31, 2003, we amortize such accounts using the straight-line method over an 18-year period plus actual attrition. This methodology may cause significant variations in amortization expense in future periods. Dealer relationships and end-user alarm monitoring contracts are tested for impairment on a periodic basis or as circumstances warrant. Recoverability of Dealer relationship costs and end-user alarm monitoring contracts are highly dependent on our ability to maintain our Dealers. Factors we consider important that could trigger an impairment review include higher levels of attrition of Dealers and/or end-user alarm monitoring contracts and continuing recurring losses.

TOC

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of Dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004, our long-lived assets (property and equipment, Dealer relationships and customer contracts) aggregate approximately $127.6 million.

We account for goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment test in the third quarter of each year and to date have not been required to record an impairment charge. During the second quarter of 2004, our common stock began trading below its book value and has continued to do so through the fourth quarter. Management, after evaluating current financial forecasts and operating trends, continues to believe that goodwill was not impaired at December 31, 2004. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows. Our goodwill balance at December 31, 2004 is approximately $91.4 million.

Income taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimates of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.

Litigation
In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against us in the Superior Court of New Jersey, Camden County for unspecified damages in connection with our purchase of certain alarm monitoring contracts from B&D Advertising Corporation (“B&D”). B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that our subsequent purchase of contracts from B&D constitutes tortuous interference, that we utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that we purchased from B&D. We plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10.0 million. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never our employee and we plan to vigorously defend this claim. We moved to dismiss the plaintiff's complaint against us and that motion was granted in its entirety, dismissing us from the lawsuit. Plaintiff has filed a notice of appeal. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

TOC

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

The following table sets forth, for the periods indicated, selected statements of operations data for IASG:

	Years Ended December 31,
	2002	2003	2004

Total revenue	$23,495,607	$40,867,598	$80,369,160
Cost of revenue (excluding depreciation and amortization)	15,424,912	16,393,439	32,748,642
	8,070,695	24,474,159	47,620,518

Operating expenses:
Selling and marketing	736,866	1,108,621	4,357,046
Depreciation and amortization	5,580,985	12,322,558	23,012,590
General and administrative	2,530,374	14,692,460	22,561,726
Loss (gain) on disposal of equipment	(5,605)	-	(184,076)
Total operating expenses	8,842,620	28,123,639	49,747,286
Income (loss) from operations	(771,925)	(3,649,480)	(2,126,768)
Other income, net	656,299	295,984	10,332
Amortization of debt issuance costs	(1,619,086)	(3,168,315)	(1,750,151)
Interest expense	(4,593,943)	(13,569,846)	(8,885,904)
Interest income	-	1,613,669	1,453,227
Income (loss) before income taxes	(6,328,655)	(18,477,988)	(11,299,264)
Income tax expense (benefit)	(681,443)	3,526,572	417,779
Net income (loss)	$(5,647,212)	$(22,004,560)	$(11,717,043)
Basic and diluted income (loss) per share	$(9.53)	$(1.95)	$(0.47)

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

	Years Ended December 31,
	2002	2003	2004

Total revenue	100.0%	100.0%	100.0%
Cost of revenue (excluding depreciation and amortization)	65.7%	40.1%	40.7%

Operating expenses:
Selling and marketing	3.1%	2.6%	5.4%
Depreciation and amortization	23.8%	30.2%	28.6%
General and administrative	10.8%	36.0%	28.0%
Loss (gain) on disposal of equipment	-%	-%	(0.2)%
Total operating expenses	37.7%	68.9%	61.9%
Income (loss) from operations	(3.3)%	(8.9)%	(2.6)%
Other income, net	2.8%	0.8%	0.0%
Amortization of debt issuance costs	6.9%	7.8%	(2.2)%
Interest expense	19.6%	33.2%	(11.1)%
Interest income	-%	3.9%	1.8%
Income (loss) before benefit from income taxes	(27.0)%	(45.2)%	(14.1)%
Income tax expense (benefit)	(3.0)%	8.6%	0.5%
Net income (loss)	(24.0)%	(53.8)%	(14.6)%

TOC

2004 COMPARED TO 2003

Revenue
Total revenue for the year ended December 31, 2004 was approximately $80,369,000 compared to approximately $40,868,000 for the same period during the prior year, an increase of approximately $39,501,000, or 96.7%.

Wholesale monitoring revenues were approximately $24,274,000 for the year ended December 31, 2004 compared to approximately $24,393,000 for the same period in 2003, a decrease of approximately $119,000, or 0.5%. The decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during 2004. This decrease in external accounts monitored, of approximately 44,000 resulted in a decrease in revenue of approximately $2,625,000. This decrease was offset, in part, by an increase of approximately $1,228,000 generated by an increase in the average revenue per account per month of approximately $0.28 for 2004 as compared to 2003 and a $1,278,000 increase due to the 2004 NACC acquisition.

Revenue from retail segment operations increased approximately $39,620,000 to approximately $56,095,000 for the year ended December 31, 2004 from $16,475,000 for the same period in 2003. Revenue from the Q4-2003 / Q2-2004 acquisitions accounted for approximately $32,778,000 of the increase. An additional $676,000 resulting from the 2004 NACC acquisition. In addition, 2004 reflects incremental revenue of approximately $1,338,000 as a result of the merger of IASI which occurred in January 31, 2003. Additional revenue, of approximately $2,654,000, was generated due to an increase of approximately 7,800 in the average number of retail contracts owned per month and the balance of approximately $2,174,000 was due to an increase in the average revenue per contract of $3.30.

Cost of Revenue (excluding Depreciation and Amortization)
Our cost of revenue for the year ended December 31, 2004 was approximately $32,749,000 compared with approximately $16,393,000 for the year ended December 31, 2003, an increase of approximately $16,356,000, or 99.8%. This increase in the cost of revenue was primarily due to approximately an $10,859,000 increase of costs in 2004 from the Q4-2003 / Q2-2004 acquisitons as compared with 2003. An additional $1,001,000 of the increase is due to the NACC acquisition in 2004. In addition, excluding the Q4-2003 / Q2-2004 and NACC acquisitions, the cost of revenue for the retail segment increased approximately $2,359,000 while the cost of revenue for the wholesale monitoring operations increased approximately $2,137,000.

Operating Expenses
Operating expenses increased from approximately $28,124,000 for the year ended December 31, 2003 to approximately $49,747,000 for the comparable period in 2004, an increase of approximately $21,623,000, or 76.9%. The increase was primarily due to an increase of approximately $18,581,000 of expenses associated with the Q4-2003 / Q2-2004 acqusitions and $368,000 of expenses associated with the 2004 NACC acquisition. Exclusive of the Q4-2003 / Q2-2004 and NACC acquisitions, the remaining increase consisted of $166,000 from the wholesale segment, and $2,508,000 in the retail segment.

Selling and marketing expenses increased approximately $3,248,000 from approximately $1,109,000 for the year ended December 31, 2003 to approximately $4,357,000 for same period in 2004. The increase is primarily attributable to an increase in expenses associated with the Q4-2003 / Q2-2004 acqusitions of approximately $3,319,000. The increase in expenses related to the Q4-2003 / Q2-2004 acquisitions were comprised primarily of payroll, benefits and other compensation of approximately $2,887,000, vehicle and fuel expense of approximately $125,000, advertising of approximately $136,000 and travel and entertainment of approximately $61,000.

Depreciation and amortization expenses increased from approximately $12,323,000 in the year ended December 31, 2003 to approximately $23,013,000 for the comparable period in 2004, an increase of approximately $10,690,000, or 86.7%. This increase was partially due to the expenses related to the Q4-2003/ Q2-2004 acquisitions of $6,002,000 and expenses relating to the NACC acquisition of $262,000. The remaining increase consisted of approximately $5,028,000 in retail operations, exclusive of the Q4-2003 / Q2-2004 and NACC acquisitions, offset, in part, by a decrease in expenses associated with the wholesale segment of approximately $602,000. The retail segment increase was due to an increase in the amortization of customer contract costs as a result of the purchase of a significant amount of contracts in the later half of 2003 and during 2004. The decrease in wholesale operations expense is attributable to a decrease in amortization of dealer relationship costs due to the Company’s use of declining balance accelerated methods of amortization.

Gain on disposal of assets was $184,000 in 2004 as compared with $0 in 2003. The increase was primarily due to the gain on sale of customer contracts of approximately $143,000.

TOC

General and administrative expenses increased approximately $7,870,000 or 53.6%, from approximately $14,692,000 in the year ended December 31, 2003 to approximately $22,562,000 for the same period of 2004. Approximately $3,525,000 of the expenses in 2003 related to a charge associated with transactions with the Capital Center Credit Corporation (“CCCC”). Absent this 2003 charge, the expenses for the 2004 period would have represented an increase of approximately $11,395,000 from the expenses for the same period of 2003. Approximately $9,260,000 of the increase was associated with the Q4-2003 / Q2-2004 acquisitions. This increase was comprised primarily of payroll, bonus and other compensation of approximately $4,480,000, facilities, utilities & maintenance $773,000, telephone expense of $932,000, bad debt expense of approximately $559,000, contract and third party services of $344,000, collection and billing of approximately $512,000, insurance and property taxes of approximately $504,000, office supplies and services (including equipment, postage and mailing) of approximately $499,000 and travel, entertainment, vehicle and fuel expenses of approximately $157,000. An additional $93,000 of the increase was due to the 2004 NACC acquisition. The remaining increase in expenses of approximately $1,858,000 is due primarily to increases in payroll, employee benefits and other compensation of approximately $1,032,000, consulting and other fees associated with Sarbanes-Oxley assessment activities of approximately $641,000, directors and officers insurance of approximately $508,000, board fees of approximately $279,000 and rent and utilities of approximately $251,000, partially offset by decreases in bad debt expense of approximately $652,000 and legal, accounting and other professional fees of approximately $201,000.

Other Income/Expense
Other income for the year ended December 31, 2004 amounted to approximately $10,000 compared to other income for the same period in year 2003 of approximately $296,000. For the most part, the other income in 2003 was due to a settlement related to the acquisition of RTC Alarm Monitoring Services.

Amortization of Debt Issuance Costs
The amortization of debt issuance costs decreased approximately $1,418,000 from approximately $3,168,000 for the year ended December 31, 2003 to approximately $1,750,000 for the same period in 2004. The decrease in amortization of debt issuance costs is primarily due to the acceleration of amortization in 2003 as a result of prepayment of certain debt from the IPO proceeds, which accounts for approximately $1,437,000 of the decrease. An additional decrease of $649,000 is due to normal amortization of debt in 2004. These decreases are offset in part by an increase of approximately $555,000 of amortization acceleration in 2004 as compared to 2003 due to the early payoff of debt using the $125,000,000 of proceeds from the notes offering and $113,000 increase from new debt in 2004.

Interest Expense
Interest expense decreased by approximately $4,684,000, or 34.5% from approximately $13,570,000 to approximately $8,886,000 from 2003 to 2004, respectively. This decrease is primarily due to debt payoff in 2003, therefore decreasing the interest paid in 2004.

Interest Income
Interest income decreased $161,000, or 10.0%, from approximately $1,614,000 for the year ended December 31, 2003 to approximately $1,453,000 for the same period of 2004.

Taxes
Income tax expense totaled approximately $418,000 for the year ended December 31, 2004 compared with an expense of approximately $3,527,000 for the year ended December 31, 2003. The income tax expense recorded during the year ended December 31, 2004 was due primarily to the merger of Integrated Alarm Services, Inc. and the Company in January 2003 and the change in tax status (S to C Corporation) for federal income tax purposes.

The expense recorded in 2004 represents state taxes attributable to subsidiaries of the Company which conduct business in separate taxing jurisdictions and deferred taxes related to business acquisitions.

Results of Operations by Segment
The comparable financial results for the Company’s two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the year ended December 31, 2004 compared with the year ended December 31, 2003 are discussed below.

Alarm Monitoring, Wholesale Segment. Year ended December 31, 2004
Alarm Monitoring, Wholesale segment total revenue decreased by approximately $119,000, or 0.5%, to approximately $24,274,000 for the year ended December 31, 2004 from approximately $24,393,000 for the same period in 2003. The decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during 2004. This decrease in external accounts monitored, of approximately 44,000 resulted in a decrease in revenue of approximately $2,625,000. This decrease was offset, in part, by an increase of approximately $1,228,000 generated by an increase in the average revenue per account per month of approximately $0.28 from 2004 as compared to the same period of 2003 and by an increase of approximately $1,278,000 from the 2004 NACC Acquisition.

TOC

The wholesale segment had a loss from operations of approximately $3,635,000 for the year ended December 31, 2004 compared with income from operations of approximately $71,000 for the same period last year, a change of approximately $3,706,000. The change is due to primarily to a decrease in direct margin along with an increase of general and administrative expenses of $952,000, offset by decreases in sales and marketing expenses and depreciation and amortization expenses of $128,000 and $340,000, respectively.

The segment had a loss before income taxes of approximately $4,935,000 for the year ended December 31, 2004 compared to a loss of approximately $3,304,000 for the year ended December 31, 2003. The decrease, of approximately $1,631,000, is attributable to the decrease in income from operations of $3,706,000, a decrease in other income of approximately $348,000 and a decrease in interest income of approximately $106,000, offset in part by a decrease in interest expense of approximately $1,814,000, a decrease in amortization of debt issuance costs of approximately $715,000.

Alarm Monitoring, Retail Segment. Year ended December 31, 2004
Alarm Monitoring, Retail segment total revenue increased by approximately $39,620,000 to approximately $56,095,000 for the year ended December 31, 2004 from approximately $16,475,000 for the same period in 2003. Revenue from the Q4-2003 / Q2-2004 acquisitions accounted for approximately $32,778,000 of the increase. Revenue from the 2004 NACC acquisition accounts for approximately $676,000 of the increase. In addition, 2004 reflects incremental revenue of approximately $1,338,000 as a result of the merger of IASI which occurred in January 31, 2003. Additional revenue, of approximately $2,654,000, was generated due to an increase of approximately 7,800 in the average number of retail contracts owned per month and the balance of approximately $2,174,000 was due to an increase in the average revenue per contract of $3.30.

For the year ended December 31, 2004 the segment had income from operations of approximately $1,508,000 compared to a loss of approximately $3,721,000 for the year ended December 31, 2003, an improvement of approximately $5,229,000 The improvement was primarily due to approximately $3,339,000 of income from operations from the Q4-2003 / Q2-2004 acquisitions and $593,000 from the 2004 NACC acquisition.

The segment’s loss before income taxes was approximately $6,365,000 for the year ended December 31, 2004 compared to a loss for the year ended December 31, 2003 of approximately $15,174,000, an improvement of approximately $8,809,000. In addition to the aforementioned improvement in income from operations, the remaining reduction of the loss before taxes of approximately $3,580,000 was primarily due to a decrease of approximately $2,870,000 in interest expense and a decrease of approximately $704,000 in amortization of debt issuance costs.

2003 COMPARED TO 2002

Revenue
Total revenue for the year ended December 31, 2003 was approximately $40,868,000 compared to approximately $23,496,000 for the same period during the prior year, an increase of approximately $17,372,000 or 73.9%.

Wholesale monitoring revenues increased from approximately $21,701,000 in the year ended December 31, 2002 to approximately $24,393,000 for the same period in 2003, an increase of approximately $2,692,000, or 12.4%. The increase is due primarily to an increase in average revenue per account per month from $4.25 for the year ended December 31, 2002 to $4.68 for the comparable period of 2003 which accounts for approximately $2,241,000 of the total increase. The balance of the increase in revenue, or approximately $451,000, is due to an increase in the aggregate number of accounts (not owned by the Company, or “external”) monitored during the year ended December 31, 2003 as compared to the same period in the year 2002. The net increase in external accounts can be attributed to the acquisition of approximately 80,000 accounts as a result of the purchase of Criticom; offset, in part, by approximately 62,000 accounts owned by IASI at the time of its acquisition by IASG, the revenue from which is eliminated in consolidation. The increase in the average revenue per account can be attributed to the fact that the average revenue on external accounts exceeds that of those owned by IASI.

Revenue from customer accounts totaled approximately $15,855,000 for the year ended December 31, 2003. Our initial purchase of customer accounts occurred with the acquisition of IASI and affiliates in January 2003.

TOC

Other revenue, which includes billing and placement fees and service and subcontractor revenue, totaled approximately $620,000, a decrease of approximately $1,174,000 compared with the prior year. The decrease is due primarily to the cessation of the recognition of related party placement fees as a result of the merger of IASI and affiliates.

Cost of Revenue
Our cost of revenue totaled approximately $16,393,000, an increase of approximately $968,000 from the same period of the prior year. For the most part, this increase is comprised of an increase of approximately $2,157,000 and $828,000 associated with the acquisition of Criticom and costs associated with the retail segment operation, offset, in part, by expense reductions of approximately $2,017,000 resulting from increased synergy achieved through the consolidation of alarm monitoring facilities and monitoring system conversion program. As a result of the acquisition of customer accounts during the year 2003, incremental revenues from these accounts exceeded the cost of the associated revenue by approximately $12,587,000 and, accordingly, resulted in an improvement to the year 2003 direct margin of 12.4%.

Operating Expenses
Operating expenses increased from approximately $8,843,000 to approximately $28,124,000, or approximately $19,281,000. The increase was due primarily to the incremental expenses associated with the acquisitions of IASI and PSI (“the retail segment acquisitions”) and Criticom, in the amounts of approximately $16,848,000 and $1,112,000, respectively.

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

General and administrative expenses increased from approximately $2,530,000 for the year ended December 31, 2002 to approximately $14,692,000 for the year ended December 31, 2003, or approximately $12,162,000. The largest components of this increase relates to the incremental expense associated with the retail segment acquisitions and the acquisition of Criticom in the amounts of approximately $9,595,000 and $313,000, respectively. The general and administrative expenses from the retail segment acquisitions included, in part: assumption of debt from CCCC in the amount of $1,825,000; a cash payment to CCCC of $1,700,000; payroll and employee benefits related expenses totaling approximately $2,203,000; bad debt expense totaling approximately $1,506,000; professional, billing and collection service fees totaling approximately $492,000; bank, lock box and line of credit commitment fees of approximately $423,000; postage expense of approximately $242,000; and, service expenses of approximately $241,000. For the most part, the balance of the increase in the Company’s general and administrative expenses for the year ended December 31, 2003 can be attributed to: an increase in accounting fees of approximately $1,155,000 related to initial public offering activity; an increase in directors and officers liability insurance expense of approximately $450,000; an increase in salaries, payroll taxes and employee benefits of approximately $248,000; an increase in franchise taxes of approximately $180,000; and, an increase in board fees of approxiately $70,000.

Other Income/Loss
Other income for the year ended December 31, 2003 was approximately $296,000, due primarily to a settlement related to the acquisition of RTC. For the comparable period of 2002 other income was approximately $656,000, which, for the most part, arose from the forgiveness of debt in connection with a litigation settlement for an uncompleted merger.

Amortization of Debt Issuance Costs
The amortization of debt issuance costs increased approximately $1,549,000 from approximately $1,619,000 to approximately $3,168,000. Incremental expense resulting primarily from the prepayment of certain debt from the IPO proceeds resulted in an increase of approximately $1,437,000 during the current year. In addition to the expense related to the retirement of debt from the IPO proceeds, approximately $1,203,000 of incremental expense was recognized in the current year as the result of the acquisition of IASI offset, in part, by a reduction of approximately $1,091,000 associated with the Company’s wholesale monitoring segment.

TOC

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

Taxes
Income tax expense of approximately $3,527,000 was recorded in 2003 as compared to an income tax benefit of approximately $681,000 during the same period in 2002. As a result of the merger of KC Acquisition with IASG during January 2003, KC Acquisition, KCF, Morlyn and Criticom will no longer be considered flow through entities to their shareholders and members and, therefore, must record current and deferred income taxes from its earnings and losses, and recognize the tax consequences of “temporary differences” between financial statement and the tax basis of existing assets and liabilities. At the time of the change in tax status of the enterprise, the Company recorded an additional deferred tax liability of approximately $3,505,000, which is being included in income tax expense in 2003. In the wholesale monitoring businesses, the prior period tax benefit reflected the change in the deferred tax liability net of S corporate taxes.

Results of Operations by Segment
The comparable financial results for the Company’s two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the year ended December 31, 2003 as compared to the same period during 2002 are discussed below. The Company purchased its Retail Services segment during the year 2003 and, as a result, data is not available for the comparable periods during 2002.

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

Alarm Monitoring, Retail Segment. The year ended December 31, 2003
Alarm Monitoring Retail segment revenue totaled approximately $16,475,000 for the year ended December 31, 2003. The segment’s loss from operations for the period totaled approximately $3,721,000, while the loss before income taxes totaled approximately $15,174,000.

TOC

Liquidity and Capital Resources

The following table presents the combining cash flows of IASG and subsidiaries (which includes Criticom from the date of acquisiiton on September 26, 2002) and IASI and affiliates based on the historical financial statements.  Such table excludes the purchase accounting adjustments related to the acquisition of IASI by a wholly ownded subsidiary of IASG in January 2003.  Such 2002 combined data is utilized in comparison to 2003 cash flows of the Registrant discussed in the narrative below.

	Year Ended December 31, 2002

	IASG	IASI	Elimination	Total
	(in Thousands)
Cash flows provided by operating activities:
Net Loss	$(5,646)	$(12,224)	$-	$(17,870)
Depreciation and amortization	7,200	11,518	-	18,718
Deferred income taxes	(681)	-	-	(681)
Working capital	2,806	(340)	-	2,466
Other	(987)	1,271	-	284
	2,692	225	-	2,917

Cash flows used in investing activities:
Business acquisitions, net of cash acquired	(4,812)	-	-	(4,812)
Purchase of customer contracts	-	(1,733)	-	(1,733)
Financing of customer loans	-	(3,241)		(3,241)
Repayment of customer loans	-	3,979	(1,494)	2,485
Other	(4,051)	328	-	(3,723)
	(8,863)	(667)	(1,494)	(11,024)
Cash flows provided by financing activities:
Proceeds of long-term debt	14,300	34,860	-	49,160
Payments of long-term debt	(8,161)	(23,552)	1,494	(30,219)
Debt issuance costs	(670)	(2,008)	-	(2,678)
Capital withdrawals	-	(7,766)	-	(7,766)
Other	(80)	-	-	(80)
	5,389	1,534	1,494	8,417

Net increase (decrease) in cash and cash equivalents	$(782)	$1,092	$-	$310

Net cash provided by operating activities was $14,149,000 for the year ended December 31, 2004 compared to net cash used by operating activities of $(4,239,000) for the year ended December 31, 2003, an increase of $18,388,000 The increase in cash provided by operations was primarily the result of a decrease in the net loss of approximately $10,288,000 and an increase in depreciation and amortization of approximately $10,690,000. Net cash used by operating activities was $(4,239,000) for the year ended December 31, 2003 compared to $2,917,000 provided by operating activities for the year ended December 31, 2002. The decrease in cash provided by operations was primarily the result of an increase in the net loss for the period of $(4,134,000) and a decrease in depreciation and amortization of $(6,395,000).

Net cash used in investing activities was $(77,634,000) for the year ended December 31, 2004 compared to $(57,984,000) for the year ended December 31, 2003. The significant increase is primarily due to the increase in business acquisitions of $(15,138,000), an increase in purchases of retail customer contracts of approximately $(3,919,000) and an increase in capital expenditures of approximately $(3,414,000). Net cash used in investing activities was $(57,984,000) for the year ended December 31, 2003 compared to $(11,024,000) for the year ended December 31, 2002. The significant increase is primarily due to the acquisition of two operating businesses for $(49,770,000) and increased purchases of retail customer contracts of approximately $(9,061,000).

TOC

Net cash provided by financing activities was $59,604,000 for the year ended December 31, 2004 compared to $97,217,000 for the year ending December 31, 2003. The decrease is primarily due to the $(195,857,000) of proceeds from our initial public offering in 2003, offset, in part, by an increase of $118,161,000 in proceeds from long-term debt and a decrease of $39,931,000 in repayment of long-term debt. Net cash provided by financing activities was $97,217,000 for the year ended December 31, 2003 compared to $8,417,000 million for the year ending December 31, 2002. The increase is primarily due to the $195,857,000 of proceeds from our initial public offering, offset by $(100,174,000) used to repay long-term debt.

The balance sheet at December 31, 2004 reflects net working capital of approximately $16,956,000. As of December 31, 2004, we had recurring monthly revenue (“RMR”) of approximately $4,479,000 in our retail monitoring segment and approximately $3,100,000 in our wholesale monitoring segment. Total debt had increased to approximately $130,225,000 as of December 31, 2004. $125,000,000 of the debt is a result of the private offering which occurred in November 2004. The balance sheet at December 31, 2003 reflects net working capital of approximately $4,769,000. As of December 31, 2003, we had recurring monthly revenue (“RMR”) of approximately $3,600,000 in our retail monitoring segment and approximately $1,900,000 in our wholesale monitoring segment. Total debt had increased to approximately $65,743,000 as of December 31, 2003. Approximately $60,243,000 of that debt was acquired as a result of the IASI acquisition that remained outstanding at December 31, 2003. These debt balances are after initial public offering proceeds of $91,911,000 were used to pay-off existing debt in the third quarter of 2003.

On July 29, 2003, the Company successfully completed its initial public offering. A total of 22,000,000 shares of common stock were issued at a per share price of $9.25. The net proceeds to the Company after underwriting commissions (7%) and other direct offering costs were approximately $187,403,000.

On August 27, 2003, the underwriters exercised a portion of their over-allotment option and an additional 982,729 shares of common stock were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were approximately $8,454,000

On November 16, 2004, we completed a private offering of $125 million aggregate principal amount of 12% Senior Secured Notes due November 15, 2011. The proceeds of this offering, net of issuance costs, were approximately $120.4 million.

On November 16, 2004, we entered into the LaSalle Credit Facility with LaSalle Bank. The maximum amount available of $30 million is limited to 10.0x RMR of eligible retail alarm contracts. The interest rate initially is LIBOR plus 3.50%. The minimum fixed charge coverage ratio is 2.0:1.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $1.0 million and our strategy to purchase monitoring contracts, which we anticipate to be approximately $100 million. This strategy is dependent on obtaining additional financing.

As part of the NACC Acquisition, we agreed to assume NACC’s obligations to provide up to $11.0 million of open lines of credit to Dealers, subject to the terms of the agreements with the Dealers as of December 31, 2004. We intend to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility.

We believe that our existing cash, cash equivalents, LaSalle Credit Facility and RMR are adequate to fund our operations (including debt payments of $5.2 million payable in September 2005), exclusive of planned acquisitions, for at least the next twelve months.

Recent Accounting Pronouncements Not Yet Adopted

On October 22, 2004 President Bush signed the American Jobs Creation Act of 2004 (the Act) into law. The Act includes many provisions that may materially affect our accounting for income taxes including a possible increase in our effective tax rate and changes in our deferred assets and liabilities. In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the Act. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS

TOC

109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB statement No. 109, “Accounting for Income Taxes.” The two FSP’s will not impact us.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for our fiscal year beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date.

The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of FAS 123R, we will continue to provide the pro-forma disclosures for past award grants as required under FAS 123.

The issuance of FAS123R is expected to result in stock option-based compensation expense in 2006 of an immaterial amount.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. We are required to adopt the Standard on July 1, 2005, and do not expect the adoption to have a material effect on our financial statements.

In November 2004, the FASB issued FAS No. 151, “Inventory costs, an amendment of ARB No. 43, Chapter 4.” This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. We are required to adopt the Standard on January 1, 2006, and do not expect the adoption to have a material effect on our financial statements.

Disclosures About Market Risk

Our exposure to market risk is limited to interest income and expense sensitivity, which is affected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency risk. At December 31, 2004, we have no short-term investments and our cash and cash equivalents are invested in money market accounts.

Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements.

TOC

Contractual Obligations and Commercial Commitments

The Company’s significant contractual obligations as of December 31, 2004 are for $241,787,116. Debt by year of maturity and future payments under operating and capital lease agreements and estimated interest expense are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$130,225,000	$5,225,000	$-	$-	$125,000,000
Capital leases	1,035,489	459,987	454,275	121,227	-
Operating leases	4,988,947	1,596,046	2,428,532	913,411	50,958
Interest expense (estimated)*	105,537,680	15,446,092	30,070,371	30,021,217	30,000,000
	$241,787,116	$22,727,125	$32,953,178	$31,055,855	$155,050,958
*Consists primarily of annual interest payments of $15 million on $125 million of senior secured notes bearing interest at 12%.

Subsequent Events
We did not timely file our Form 10-K for the year ended December 31, 2004 due to delays encountered by our management in completing our report regarding internal control over financial reporting required under Section 404 of Sarbanes-Oxley Act of 2002, significant growth through acquisitions and major system changes. On April 28, 2005, we attended a hearing with NASDAQ and we were granted an extension of time until June 27, 2005 to file our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarter ended March 31, 2005.

In November 2004, we issued $125,000,000 aggregate principal amount of 12% Senior Secured Notes due 2011 (the “Notes”) pursuant to an indenture, dated as of November 16, 2004 (the “Indenture”), between us, the subsidiary guarantors parties thereto, and Wells Fargo Bank, N.A., as trustee (the “Trustee”). In March 2005, we failed to, among other things, file with the Securities and Exchange Commission and to furnish to holders of the Notes our Annual Report on Form 10-K of the year ended December 31, 2004 (the “Form 10-K”) as required by the Indenture. On April 5, 2005, the Trustee sent to us a notice of default relating to the aforementioned defaults (the “Defaults”). On May 4, 2005, the holders of a majority of the outstanding Notes waived the Defaults and their consequences through June 13, 2005 and compliance with the Indenture through June 27, 2005 with respect to the timely filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the “Form 10-Q”). Our filing of our Form 10-K has made the waivers permanent with respect to the Defaults. If we are unable to file the Form 10-Q by June 27, 2005, the Trustee could send us a notice of default with respect to such failure to file and the Trustee or the holders of 25% or more in aggregate principal amount of the Notes could declare the Notes due and payable if we are unable to file the Form 10-Q (and cure any other related defaults of which notice was given) within 30 days of the giving of the notice or obtain an additional waiver from the noteholders.

This Management’s Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Market Risk.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data, together with the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included elsewhere herein. See “Index to Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
 None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Company's management, including our Chief Executive Officer, President, and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, including all matters discussed in the paragraphs below, they have concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective in ensuring that all material information required to be disclosed in reports that the Company files with or submits to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and the forms of the SEC. In light of the material weaknesses described below, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 8 of this Form 10-K fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

TOC

Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") and related rules of the SEC require management of public companies to periodically assess the effectiveness of internal control over financial reporting and to annually report their conclusions, including the disclosure of all material weaknesses in internal control over financial reporting. In addition, SOX 404 requires the Company to provide a report of its independent registered public accounting firm on management's annual assessment of the effectiveness of the Company's internal control over financial reporting.

As an "accelerated filer," the Company is required to comply with SOX 404 as of December 31, 2004 and thus management's report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, as well as the attestation report of the Company's independent registered public accounting firm on management's assessment of the effectiveness of the Company’s internal control over financial reporting, must be included in the Form 10-K for the year ended December 31, 2004. The Company was unable to file this Form 10-K on its due date of March 16, 2005 and filed a Form 12b-25 on March 17, 2005 disclosing, among other things, the fact that its closing process was not then complete. The Company was still unable to complete the closing process by March 31, 2005 and filed a Form 8-K disclosing such on March 31, 2005. Management has now completed its assessment as described below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer, President, and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management has identified the following material weaknesses:

1.
As of December 31, 2004, the Company did not have an effective control environment based on criteria established in “Internal Control - Integrated Framework” issued by COSO. The Company failed to design appropriate company wide policies and procedures over the accounting, revenue, procurement, human resources, treasury and risk management functions and did not uniformly and consistently communicate the importance of internal controls throughout the organization. In addition, the Company’s policies and procedures with respect to review and supervision of its accounting operations at the divisional level were not operating effectively.  This control deficiency, together with the control deficiencies described in Item 2

TOC

below, indicate that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2.
As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. In addition, the Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over finanical reporting.  Specifically, the Company had a shortage of finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and individuals in the finance function who did not have the appropriate skills, training and experience to meet the objective that should be expected of these roles. This control deficiency could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Additionally, this material weakness contributed to the following individual material weaknesses as of December 31, 2004:

a)
The Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its financial statements in a timely manner. Specifically, the Company’s control over the completeness, accuracy and review of its documentation of the close processes relating to reconciliations, journal entries and divisional reporting packages were ineffective in their design and execution. In addition, the Company did not have effective controls over the process of identifying and accumulation of all required supporting information to ensure the completeness of its footnote disclosures and the support for the accounting positions taken on non-routine transactions. This control deficiency resulted in certain audit adjustments, including those described below, to the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

b)
The Company did not maintain effective controls over revenue and deferred revenue accounts. Specifically, the Company’s controls were not adequate to ensure the completeness and accuracy of revenues recorded under standard or multiple billing arrangements. This control deficiency resulted in certain audit adjustments to revenue and deferred revenue to the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

c)
The Company did not maintain effective controls over accounts payable, accrued liabilities and the related expense accounts at two divisions. Specifically, the Company’s controls over the completeness, valuation, and existence of accounts payable and accrued expenses and ensuring that such expenses were recorded in the proper period were not effective. This control deficiency resulted in certain audit adjustments to the aforementioned accounts of the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

d)
The Company did not maintain effective controls over certain cash accounts and transactions including wire transfers at one division.   Specifically, the Company’s controls were not adequate to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the funds maintained in certain bank accounts of the Company. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in expenditures being made that are beyond corporate approval levels and that would not be prevented or detected. Accordingly, management determined that this condition represents a material weakness.

TOC

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control - Integrated Framework.

Management has excluded National Alarm Computer Center (NACC) from its assessment of internal controls over financial reporting as of December 31, 2004 because it was acquired in a purchase business combination during 2004. NACC is a wholly owned division of Integrated Alarm Services Group Inc. whose total assets and total revenues comprised 17% and 2% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weaknesses
At the direction of our board of directors and audit committee, management has spent and continues to spend a significant amount of time, effort and resources to improve our control environment. This effort has been undertaken pursuant to our work contemplated by SOX 404 and to improve our operational and financial reporting efficiency. The initiatives being developed by management are both organizational and process focused, contemplating complete integration of business units along functional and geographic lines. The organizational changes made since late 2004 through the date of this annual report included, among others:

•	we hired a new Chief Operating Officer, effective April 2005;
•	we established a corporate human resource function and hired a Director of Human Resources;
•	we established a corporate IT function and hired a Vice President - Corporate Information Technology;
•	we have hired additional controllers with relevant accounting experience;
•	we have expanded and enhanced our corporate internal audit department by hiring a new Director of Internal Audit; and
•
we have updated our organizational charts as a means of providing better overall visibility to the company as a whole and to improve integration and communication throughout all company divisions and departments.

We have also implemented several process changes to improve our regular communication channels including, among others:

•	we have established a management executive committee and hold formally scheduled meetings to discuss company wide activities, strategy, plans and risks to our company; and
•	we have increased communications between members of our senior management and members of our board of directors to discuss key activities, plans, and key accounting and internal control issues.

These organizational and process changes are the foundation of a company wide improvement in its internal control environment. For the remainder of 2005, management, in addition to continuing the initiatives enumerated above, will focus its efforts on:

•	establishing enhanced formalized company wide monitoring activities;

•	improving the organizational structure to help achieve the proper level of centralization/standardization of functional areas, as well as the quality and quantity of our accounting personnel;

•	improving and integrating systems and processes to help ensure our business financial reporting and operational requirements are met in a timely manner;

•
establishing a comprehensive period-end financial reporting process to improve the quality and timeliness of our financial information, including automation of existing manual processes, reconciliations and controls over spreadsheets, development of divisional reporting packages, a formalized robust review process, and standardized checklists to ensure such procedures are consistently and effectively applied throughout the organization;

TOC

•	establish procedures to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment;

•	refining the regular financial and internal control certification process at the divisional level;

•	establishing a formal disclosure committee to review and discuss our periodic reports prior to filing with the SEC;

•	discontinuing the use of a third-party billing and cash receipts service provider;

•	establishing automated controls over the corporate and revenue software application for completeness and accuracy;

•	establishing formal corporate wide policies concerning the requisition, account classification, authorization and receipt of goods and services;

•	establish formal corporate procedures for proper cutoff at period end;

•	reviewing existing controls over vendor master files;

•	enhancement of current treasury policies and procedures;

•	establishing an Internal Control Steering Committee in order to strengthen our SOX 404 compliance efforts and to monitor progress of the Company’s remediation efforts; and

•
expanding the size of the internal audit group through hiring experienced auditors and/or outsourcing to assist the Internal Control Steering Committee and the management of the Company in its monitoring efforts.

The steps described above, including the hiring of additional key personnel, are designed to ensure that management’s continuous evaluation of our internal control is thorough and complete and that a timely and appropriate remediation plan is implemented. Our audit committee is overseeing management’s assessment and its implementation of a remediation plan and is prepared to take additional measures, where necessary, to ensure that management has the required resources in place to address known material weaknesses and to ensure that this entire process is sustainable. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot assure that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified, or that all the material weaknesses identified in this report will be remediated by December 31, 2005.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004, other than as described above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None

TOC

PART III

Item 10.     Directors and Executive Officers of the Registrant

The names of our executive officers and directors, together with a brief description of their employment histories, are provided below:

Name	Age	Position
Timothy M. McGinn	56	Chairman of the Board and Chief Executive Officer
Thomas J. Few, Sr.	58	Vice Chairman and President
Bruce E. Quay	47	Chief Operating Officer
Curtis E. Quady	63	Executive Vice President
Brian E. Shea	46	Executive Vice President
Robert B. Heintz	49	Executive Vice President-Monitoring COO
Michael T. Moscinski	53	Chief Financial Officer
Raymond C. Kubacki	60	Director
John W. Mabry	67	Director
Ralph S. Michael III	50	Director
R. Carl Palmer, Jr.	64	Director
David L. Smith	60	Director
Timothy J. Tully	41	Director

Mr. McGinn has served as our Chairman of the Board and Chief Executive Officer since January 2003. Mr. McGinn was the President of Integrated Alarm Services, Inc. Mr. McGinn is the non-executive Chairman of the Board of McGinn, Smith & Co., Inc. He has served as Chairman of the Board and as an executive officer of McGinn, Smith since 1980. He also serves as non-executive Vice Chairman of Pointe Financial Corp., a publicly traded commercial bank and non-executive Chairman of its affiliate Pointe Bank. Mr. McGinn also serves as a Director of Same Day Surgery, Inc. Mr. McGinn was also the Chairman of Capital Center Credit Corporation, a private company which provides financing to the Residential Security and Alarm Industry, from 1995 to 2002. From November 2000 to June 2002, Mr. McGinn also served as Chairman of First Integrated Capital Corporation, a financial services firm majority owned by Mr. McGinn and Mr. Smith.

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

Mr. Quay is our Chief Operating Officer. He joined the Company in April 2005. Prior to serving in his current role, Mr. Quay was Executive Vice President and Principal of Aquatic Development Group, a privately held company servicing the aquatics industry through its project services and equipment systems divisions from 2003 to 2005. Prior to Aquatic Development Group, he served as President and Chief Executive Officer of Cookson Plastic Molding Group from 1998 to 2002. Cookson Plastic Molding Group is a wholly owned subsidiary of Cookson Group, PLC, which is a global leader in the supply of plastic products to the material handling, pool construction, office equipment and lawn and garden markets. Prior to Cookson Plastic Molding Group, Mr. Quay held various senior level management positions with Heldor Industries, a leading national manufacturer and distributor of swimming pool products.

Mr. Quady founded Criticom, which we acquired in September 2002. Mr. Quady has served as an Executive Vice President since October 2002. He has more than 20 years of experience in the security industry. Prior to founding Criticom, Mr. Quady served as a pilot in the United States Army and was an airline captain for a major international airline for 18 years. Mr. Quady is the Chief Manager of Royal Thoughts, LLC, in which we have a minority ownership position.

Mr. Shea has served as an Executive Vice President since March 2003. In this role, he heads our retail account acquisition division, including portfolio management, due diligence, performance monitoring and billing and collection. Prior to serving in his current role, he was our Chief Financial Officer and had served as the Chief Financial Officer of IASI and its predecessor companies since 1992. Prior thereto, he was Vice President of Finance/Controller of Hiland Park, a real estate development company. Prior to joining Hiland Park, he was an Analyst at Galesi Group and a Financial Manager for General Electric Corporation, where he graduated from GE's Financial Management Training Program.

TOC

Mr. Heintz has served as our Executive Vice President-Monitoring Services since February 2005. Prior to serving in his current role, he was our Vice President, Finance and Administration—Monitoring Services since January 2003. He was previously our Chief Financial Officer, a position he held since April 2000. Prior to joining KC Acquisition, he was Vice President and Chief Financial Officer of Monital Signal Corporation, from January 1997 to April 2000, which we acquired in April 2000. Before working for Monital, he was Vice President Finance & Information Services for Brownstone Studio, Inc., a garment cataloger and manufacturer, where he worked from 1994 to 1996. Before Brownstone, he spent 14 years with the Dun & Bradstreet Corporation where he held several finance and accounting positions.

Mr. Moscinski has served as our Chief Financial Officer since March 2003. Prior to serving in his current role, Mr. Moscinski served IASG and its predecessor companies in various financial positions since April 2002. Prior to joining IASG, he served as Vice President, Corporate Controller and Interim Chief Financial Officer for United Road Services, Inc., a public company based in Albany, New York, where he worked from 1998 through 2001. From 1987 to 1998, Mr. Moscinski was the Director of Corporate Accounting for National Micronetics, Inc. From 1976 to 1987, Mr. Moscinski was with KPMG International and its predecessor firms, where he was a Senior Manager in audit. Mr. Moscinski is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Mr. Kubacki has served as a director since June 2004. Mr. Kubacki has been President and Chief Executive Officer of Psychemedics Corporation, a biotechnology company with a proprietary drug test product, since July 1991. He has also served as Chairman of the Board since November 2003. Prior to joining Psychemedics, he held senior management positions in marketing and operations with Reliance Electric Company and ACME Cleveland Corporation. He is also a trustee for the Center for Excellence in Education based in Washington, D.C.

Mr. Mabry has served as a director of IASG since March 2003. Mr. Mabry has approximately 35 years of experience in the alarm industry. In 1969 he founded and began building the American Alarm Company that was purchased by Honeywell in 1983. He remained with Honeywell through 1993 with responsibilities for operations, sales and business development. From 1993 to 2000, Mr. Mabry was President of Security Network of America. Mr. Mabry serves on numerous alarm industry associations' boards and was President of the National Burglary and Fire Alarm Association.

Mr. Michael has served as a director of IASG since January 2003. In 2003 Mr. Michael was named Executive Vice President of U.S. Bank, N.A. and President of U.S. Bank -- Oregon. From 1979 to 2002, Mr. Michael held management and executive positions with PNC Financial Services Group. Mr. Michael also serves on the boards of Ohio Casualty Corp. and Key Energy Services. Mr. Michael is Chairman of the IASG audit committee.

Mr. Palmer has served as a director of IASG since January 2003. Mr. Palmer is the market President for South Florida for Mercantile Bank, a wholly owned subsidiary of the South Financial Group, Inc. Prior to its May 2005 merger into Mercantile Bank, Mr. Palmer was Chairman of the Board and has been CEO of Pointe Financial Corp. a publicly traded commercial bank, since 1995. Prior to joining Pointe, Mr. Palmer held several executive positions within the banking industry.

Mr. Smith has served as a director of IASG since October 2002. Mr. Smith is the President and a Director of McGinn, Smith & Co., where he has served in this capacity since the company's founding in 1980. Previously he was with Paine Webber. Mr. Smith also serves on the board and as an executive officer of several privately held companies.

Mr. Tully has served as a director of IASG since January 2003. Mr. Tully is a managing member of Tully Capital Partners, LLC, a diversified private investment firm that he co-founded in 1997.

Committees of the Board

The Audit Committee appoints and provides for the compensation of the Company’s independent auditors; oversees and evaluates the work and performance of the independent auditors; reviews the scope of the audit; examines the results of audits and quarterly reviews; considers comments made by the independent auditors with respect to accounting procedures and internal controls and the consideration given thereto by the Company’s management; approves all professional services to be provided to the Company by its independent auditors; reviews internal accounting procedures and controls with the Company’s financial and accounting staff; oversees a procedure that provides for the receipt, retention and treatment of complaints received by the Company and of confidential and anonymous submissions by employees regarding questionable accounting or auditing matters; and performs related duties as set forth in applicable securities laws, NASDAQ corporate governance guidelines, and the Audit Committee charter. The Board functions pursuant to the Audit Committee charter adopted by the Board in August 2003.

TOC

The members of the Company’s Audit Committee are Messrs. Michael, Mabry, Tully and Palmer and Kubacki. Mr. Ralph S. Michael III is the Audit Committee Chairman. The Audit Committee met ten (10) times during the fiscal year ended December 31, 2004. Mr. Kubacki was elected to the Audit Committee in June 2004. Because Mr. McGinn, our Chairman and CEO, has been a member of the Compensation Committee of Pointe Bank within the past three years, of which Mr. Palmer is an executive officer, Mr. Palmer is deemed to be a “non-independent” Director under the rules of the NASDAQ Stock Market. As permitted under the NASDAQ requirements, the Board carefully considered Mr. Palmer’s non-independence as well as his accounting and financial expertise and determined that it is in the best interest of the Company and its shareholders that he continue to serve as a member of the Audit Committee. Each of Messrs. Michael, Mabry, Kubacki and Tully are independent Directors under the rules of the NASDAQ Stock Market. Each of the members of the Audit Committee are able to read and understand fundamental financial statements. While more than one member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K, Mr. Michael is the designated audit committee financial expert.

The Compensation Committee has such powers as may be assigned to it by the Board of Directors from time to time and is currently charged with, among other things, reviewing and recommending compensation packages for our officers, administering our Stock Option Plan and establishing and reviewing general policies relating to compensation and benefits of the Company’s employees. The Compensation Committee met two (2) times during fiscal 2004. In February 2004, the Board elected Mr. Mabry to replace Mr. Meriwether on the Compensation Committee and Messrs. Tully and Allen to remain on the Compensation Committee for fiscal 2004, each of whom are independent Directors under the rules of the NASDAQ Stock Market. Mr. Tully is the Compensation Committee Chairman. During fiscal 2004 the members of the Compensation Committee were Messrs. Mabry, Tully and Allen.

The Board does not have a Nominating Committee; however, the nominees selected for the Board of Directors for fiscal 2004 were nominated by the independent Directors of the Company’s Board.

We have adopted a Code of Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer, persons performing similar functions and directors.

Shareholders may request a free copy of the Code of Ethics and/or Annual Report from:

Integrated Alarm Services Group, Inc.
Attn: Investor Relations
99 Pine Street, 3rd floor
Albany, NY 12207
(518) 426-1515

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

TOC

Item 11. Executive Compensation
The following table sets forth certain information regarding compensation paid or accrued by us to our Chief Executive Officer and to each of our executive officers who were paid in excess of $100,000 in salary and bonus for all services rendered to us in all capacities during the years ended December 31, 2004, 2003 and 2002.

				Annual Compensation
Name and Principal Position	Year	Salary		Other Annual Compensation		Bonus
Timothy M. McGinn	2004	416,000		14,400	(2)	100,000	(1)
Chairman and Chief Executive Officer	2003	380,000		14,400	(2)	175,000	(1)
	2002	100,000	(5)	-		-

Thomas J. Few, Sr.	2004	416,000		14,677	(2)	100,000	(1)
Vice Chairman and President	2003	378,463		14,400	(2)	175,000	(1)
	2002	364,639		-		-

Curtis E. Quady	2004	200,000		14,801	(2,4)	-
Executive Vice President	2003	203,846		14,400	(2)	-
	2002	100,000		38,747	(3)	-

Brian E. Shea	2004	170,000		4,440	(4)	-
Executive Vice President	2003	129,923		3,500	(4)	22,500
	2002	10,833	(5)	-		-

Michael T. Moscinski	2004	145,000		3,996	(4)	-
Chief Financial Officer	2003	116,597		3,500	(4)	22,500
	2002	33,667	(5)	-		-

Robert B. Heintz	2004	135,291		12,537	(2,4)	-
Executive Vice President	2003	130,000		15,000	(2)	12,500
	2002	120,789		-		16,864

1)	Includes a fixed contractual bonus of $100,000 and a discretionary merit bonus of $75,000 paid in 2004 for performance in 2003. No discretionary bonus was granted for performance in 2004.
2)	Represents payments of automobile allowance.
3)	Represents payment of personal expenses on behalf of Mr. Quady.
4)	Represents Company’s matching contribution under 401 (k) plan.
5)	Messrs. McGinn, Shea and Moscinski were not employed by us until August 2002.

Employment Agreements

We have entered into employment agreements with Messrs. McGinn, Few, Sr., Quady, Shea, Moscinski and Heintz. The employment agreements for Messrs. McGinn and Few, Sr., were entered into on January 31, 2003 and have a term of three years. Mr. Few, Sr.’s employment agreement automatically extends for an additional three (3) year period and thereafter automatically extends for additional one (1) year periods unless either party elects, not less than 90 days prior to the anniversary date, not to extend the term. The employment agreements with Messrs., Quady and Heintz, were entered into on October 1, 2002, and have a term of three years. The employment agreements with Messrs. Moscinski and Shea were entered into on March 2003 and also have a term of three years. The term of the employment agreements automatically extends for additional one (1) year periods, unless either party elects, not less than 90 days prior to the annual anniversary date, not to extend the employment term. Under the agreements, Messrs. McGinn and Few, Sr. each receive an annual salary of $416,000, and Messrs. Quady, Shea, Moscinski and Heintz receive annual salaries of $200,000, $170,000, $145,000, and $155,000, respectively. Messrs. McGinn, Few, Sr. and Quady also receive a leased car paid for by us ranging from $1,000 to $1,200 per month. In addition, each of the employees may receive an annual bonus at the discretion of our Board of Directors. Messrs. McGinn and Few, Sr. have a minimum bonus guarantee of $100,000 per year. The Board of Directors may also provide additional benefits to the employees, including but not limited to, health insurance, disability insurance and life insurance.

We may terminate the agreements for Cause (as defined below) and in such event we will not be responsible for the payment of any compensation under the agreement other than amounts accrued as of the termination date. In the event of an employee’s death, the agreement automatically terminates, except that the respective employee’s estate shall receive any accrued salary or bonus as of the date of death. “Cause” is defined as: (i) employee’s misconduct as could reasonably be expected to have a material adverse effect on our business and affairs; (ii) employee’s disregard of lawful instructions of our Board of Directors consistent with employee’s position relating to our business or neglect of duties or failure to act, which, in each case, could reasonably be expected to have a material adverse effect on our business and affairs; (iii) engaging by the employee in conduct that constitutes activity in competition with us; (iv) the conviction of employee for the commission of a felony; or (v) the habitual abuse of alcohol or controlled substances. In no event shall the alleged incompetence of an employee, in the performance of such employee’s duties, be deemed grounds for termination for Cause.

TOC

If an employee is terminated without Cause, or in breach of the agreement, or if an employee terminates following the occurrence of certain Events (as defined below), the effected employee is entitled to receive an amount equal to 12 months salary and payment of any previously declared bonus. An “Event” includes: (i) failure to be elected or appointed to the position then held by the employee; (ii) a material change in the employee’s duties or responsibilities; (iii) a relocation of place of employment by more than 30 miles; (iv) a material reduction in the base compensation or other benefits to the employee; (v) failure by us to obtain the assumption of this Agreement by any successor, or, termination of employment following (a) a breach of the employment agreement by us, or (b) a change of control.

In the event that employment is terminated following a change of control or if such individuals are required to relocate to an unacceptable location within two years of the change of control, Messrs. McGinn, Few, Sr., Quady, Shea, Moscinski and Heintz shall be entitled to: (i) a cash bonus, equal on an after-tax basis to two times their average compensation, including salary, bonus, and any other compensation, for the three previous fiscal years (with the exception of the agreements of Messrs. McGinn, Quady and Few, Sr. which call for a cash bonus equal to three times the employee’s average compensation, including salary, bonus, and any other compensation, for the three previous fiscal years), and (ii) the vesting and acceleration of any stock options or warrants held by such person.

In the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), we shall assume all liability for the payment of any exercise tax imposed on such parachute payment under the Code, and we shall immediately reimburse such person on a “gross-up” basis for any income taxes attributable to them from our payment of the exercise tax and reimbursements.

A “change in control” means: (i) the acquisition by any person or group of 50% or more of the combined voting power of our then outstanding securities, (ii) a majority of our Board of Directors-nominated slate of candidates for our Board of Directors is not elected, (iii) we consummate a merger in which we are not the surviving entity, (iv) the sale of substantially all of our assets, or (v) our stockholders approve the dissolution or liquidation of our company.

Under the employment agreements, the employee may terminate the agreement by providing 30 days written notice. In such event, the employee is only entitled to any accrued and unpaid compensation as of the date of the termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become our directors. As of the date hereof, we had 24,681,462 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table:

TOC

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Thomas J. Few, Sr. (2)	817,550	3.31%
Timothy M. McGinn (3) (7)	448,425	1.82%
Curtis E. Quady (4)	82,644	*
David L. Smith (5) (7)	360,925	1.46%
Brian E. Shea	500	*
Robert B. Heintz	1,000	*
Michael T. Moscinski	1,000	*
A. Clinton Allen (8)	23,000	*
R. Carl Palmer (8)	25,000	*
Timothy J. Tully (8)	36,000	*
Ralph S. Michael, III (8)	20,000	*
John W. Mabry (8)	18,500	*
Raymond C. Kubacki (6)	7,000	*
All Executive Officers, and Directors, As a Group 13 persons	1,841,544	7.46%
_____________________

* represents persons who beneficially own less than 1% of our common stock.

(1)	The address of each of such individuals is c/o Integrated Alarm Services Group, Inc., One Capital Center, 99 Pine Street, 3rd Floor, Albany, New York, 12207.

(2)	Includes 49,600 shares of common stock owned by TJF Enterprises, LLC, which is owned by Mr. Few, Sr. Does not include up to 890,876 shares issuable upon the exercise of options.

(3)	Does not include 356,524 shares issuable upon the exercise of options.

(4)	Does not include 97,506 shares issuable upon the exercise of options.

(5)	Does not include 361,524 shares issuable upon the exercise of options.

(6)	Includes 5,000 shares of common stock issuable upon the exercise of currently exercisable options.

(7)	Includes an aggregate of 42,400 shares owned by First Integrated Capital Corporation, which is majority owned and controlled by Messrs. McGinn and Smith.

(8)	Includes 13,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

The Integrated Alarm Services Group, Inc. 2003 Stock Incentive Plan
We have adopted, and our shareholders have approved, our equity compensation plan: The Integrated Alarm Services Group, Inc. 2003 Stock Option Plan (the “2003 Plan”). The purpose of the 2003 Plan is to attract, motivate retain and reward high quality executives and other employees, officers, director and affiliates by enabling such persons to acquire or increase a proprietary interest in us in order to strengthen the mutuality of interest between such persons and our shareholders and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value.

The 2003 Plan permits the grant of options which may either be incentive stock options (“ISOs”), within the meaning of Section 422 of the Code or non-qualified stock options (“NSOs”), which do not meet the requirements of Section 422 of the Code. The total number of shares of our common stock that may be issued under the 2003 Plan may not exceed 150,000, subject to possible adjustment in the future as described below. As of December 31, 2004, 150,000 options have been granted under this plan.

All of our employees, officers, directors, consultants and independent contractors, or of any subsidiary or affiliate are eligible to be granted options.

TOC

Within the limits of the 2003 Plan, the compensation committee has exclusive authority, among other things, to select those to whom options shall be granted, to determine the number of shares of common stock to be covered by each option and to determine the other terms of each option, including, but not limited to, the exercise price and duration. Only employees may be granted ISOs.

The exercise price of an option granted under the 2003 Plan may not be less than 100% of the fair market value of our common stock on the date of grant (110% of such fair market value in the case of an ISO granted to an optionee who owns or is deemed to own stock possessing more than 10% of the combined voting power of all classes of our stock).

Options are not transferable or assignable other than by will or the laws of descent and distribution and may be exercised during the holder’s lifetime only by the holder.

The number of shares of common stock authorized for issuance under the 2003 Plan may be adjusted in the event our shares of common stock are changed into, or exchanged for cash, or securities of another entity through a reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation or combination or other similar transaction. In the event of the occurrence of any of the following, the compensation committee may adjust the number of authorized shares under the 2003 Plan, and the options issued under the 2003 Plan, as appropriate under the circumstances.

The Integrated Alarm Services Group, Inc. 2004 Stock Incentive Plan
We have adopted, and our shareholders have approved, our equity compensation plan: The Integrated Alarm Services Group, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Our Board of Directors believes that it is in our best interests and the best interests of our shareholders to adopt a new plan that will allow us to provide a variety of equity-based incentives to our key employees and consultants. The adoption and approval of the 2004 Plan did not amend or modify the 2003 Plan or adversely affect rights under any outstanding stock options previously granted under the 2003 Plan.

The 2004 Plan is administered by our compensation committee. The compensation committee has the full authority to select the recipients of awards granted under the 2004 Plan, to determine the type and size of awards, and to determine and amend the terms, restrictions and conditions of awards. Eligibility for awards under the 2004 Plan is limited to our key employees (including employees who are also officers and/or directors) and consultants as selected by the committee based on, among other things, their duties and the compensation committee’s assessment of their present and potential contributions to our success.

Awards under the 2004 Plan may be granted in the form of ISOs that qualify under Section 422 of the Code, NSOs, stock appreciation rights, restricted stock, deferred stock awards and performance awards. The number of shares of our common stock reserved for issuance under the 2004 Plan is 1,200,000, subject to adjustment. As of December 31, 2004, 48,000 options have been granted under the 2004 Plan.

The exercise price of options granted under the 2004 Plan is determined at the discretion of the compensation committee, but the exercise price per share generally may not be less than the fair market value of a share of our common stock on the grant date of the option. In the case of ISOs granted to any holder on the date of grant of more than 10% (directly or by attribution through relatives or entities in which the holder has an ownership interest) of the total combined voting power of all classes of our stock or a parent or subsidiary corporation (a “10% Shareholder”), the exercise price per share may not be less than 110% of the fair market value of a share of our common stock on the grant date.

The following table sets forth information regarding our existing compensation plan and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders - 2003 Plan	144,166	$6.92	5,834

Equity compensation plans approved by security holders - 2004 Plan	42,000	$5.75	1,158,000

TOC

Option Grants in Last Fiscal Year

We issued 30,500 stock options in total to four of our executive officers during 2004.

Retirement Plans

We have a 401k plan under which we may, but are not obligated to, make matching contributions.

Compensation Committee Interlocks and Insider Participation

In February 2004, our Board of Directors elected Mr. Mabry to replace Mr. Meriwether on the Compensation Committee and Messrs. Tully and Allen to remain on the Compensation Committee for fiscal 2004, each of whom is an independent director under the rules of the Nasdaq Stock Market. Mr. Tully became the Compensation Committee Chairman in May 2005.

During the fiscal year ended December 31, 2003, Mr. McGinn, our Chairman and CEO, served on the Compensation Committee of the Board of Directors of Pointe Financial Corp. Mr. Palmer, one of our Directors is the Chairman and CEO of Pointe Financial Corp and has served as such since 1995. In January, 2004, Mr. McGinn resigned from the Compensation Committee of the Board of Directors of Pointe Financial Corp.; however, Mr. McGinn remained a member of the Board of Directors of Pointe Financial Corp. until its sale in May 2005.

Item 13. Certain Relationships and Related Transactions

In January 2003, we acquired all of the capital stock of IASI in exchange for an aggregate of 772,192 shares of our common stock. IASI was owned by Messrs. McGinn, Smith and Few, Sr.. Minority interests (Messrs. McGinn and Smith) were issued 483,052 shares that were valued at $10,627,144, based on a price of $22 per share. The 289,140 shares issued to Mr. Few, Sr. have a value of $6,361,080, based on a price of $22 per share.

In January 2003, we acquired all of the membership interests of Morlyn in exchange for 17,000 shares of our common stock. Morlyn was owned by Messrs. McGinn, Smith and Few, Sr.. Minority interests (Messrs. McGinn and Smith) were issued 3,400 shares that were valued at $74,800, based on a price of $22 per share. The 13,600 shares issued to Mr. Few, Sr. have a value of $299,200, based on a price of $22 per share.

Palisades Group, LLC (“Palisades”) an entity owned by TJF Enterprises, LLC (“TJF Enterprises”) and First Integrated Capital Corporation (“FICC”), was the owner of approximately 38% of the alarm monitoring contracts underlying the trusts. In January 2003, Palisades exchanged all of its ownership interests for 25,000 shares of our stock, became a wholly owned subsidiary of ours and distributed such stock to its shareholders, TJF Enterprises, an entity owned by Mr. Few and FICC, an entity majority owned by Messrs. McGinn and Smith. A minority interest in FICC was issued 12,500 shares that were valued at $275,000, based on a price of $22 per share. The 12,500 shares issued to TJF have a value of $275,000, based on a price of $22 per share. Palisades was dissolved on July 22, 2004.

In January 2003, Payne Security Group, L.L.C. (“Payne”) and Guardian Group, LLC (“Guardian”), two limited liability companies originally formed to acquire alarm monitoring contracts, were acquired by us and became our wholly owned subsidiaries. In connection with the acquisition of Payne and Guardian, we issued an aggregate of 50,250 and 16,750 shares of our common stock, respectively. Payne and Guardian were owned by TJF Enterprises and FICC. The minority interest (FICC) was issued 22,425 and 7,475 shares, respectively in the Payne and Guardian acquisitions that were valued at $493,350 and $164,450, respectively, based on a price of $22 per share. The 27,825 shares issued to TJF Enterprises in the Payne acquisition and the 9,275 shares issued to TJF Enterprises in connection with the Guardian acquisition have values of $612,150 and $204,050 respectively, based on a price of $22 per share.

TOC

Pointe Bank, for which Mr. McGinn served as Chairman of the Board of Directors and R. Carl Palmer Jr. served as Chief Executive Officer, loaned us an aggregate of $2.6 million. The loan bore interest at an annual rate of 9.75% per annum. This loan was repaid by us utilizing a portion of the proceeds of the $5.5 million Convertible Note offering in September 2002.

We leased our executive offices in Albany, New York from Pine Street Associates LLC, an entity equally owned by Timothy M. McGinn and David L. Smith. The lease was for a period of five years, at an annual rental of $0.1 million. We believe that the rental rate was at market and that the terms were at least as favorable as could be obtained from a third party. In October 2003, Messrs. McGinn and Smith sold the building to an unaffiliated entity.

For the period January 1, 2000 to January 31, 2003, McGinn, Smith & Co., Inc. acted as a placement agent or an investment banker in connection with financings, as well as an investment banker in connection with certain of our acquisitions. Mr. McGinn is non-executive Chairman and a Director of McGinn, Smith & Co., Inc. McGinn, Smith & Co., Inc., a NASD registered broker dealer, received aggregate commissions and/or investment banking fees of $4.5 million for acting in such capacity. McGinn, Smith & Co., Inc. acted as an underwriter in our initial public offering and may act as an investment banker to procure debt or secured additional capital in the future. We believe the fees charged for such services are no less favorable than we could obtain from unrelated third parties providing similar services. During this period, McGinn, Smith & Co., Inc. was owned equally by Mr. Smith and Mr. McGinn.

In September 2002, we (as a successor to KC Acquisition), acquired all of the capital stock of Criticom International Corporation in a merger transaction in consideration for the issuance of 155,911 shares of our common stock, $1.0 million in cash and a contingent payment of 68,182 shares of our common stock tied to Criticom’s financial performance. Curtis Quady, one of our Executive Vice Presidents, was the President of Criticom. Mr. Quady and certain members of his family who owned approximately 72% of Criticom received 112,836 shares of our common stock pursuant to the KC Acquisition Merger Agreement. The shares were valued at $1,241,196, based on a price of $11 per share. During December 2003 and January 2004, an additional 68,182 shares of our common stock were issued as a purchase price adjustment to the former shareholders of Criticom as a result of Criticom’s financial performance in 2003. Mr. Quady and certain members of his family received 49,344 of these additional shares.

In connection with the acquisition of Criticom, we acquired a 5.03% interest in Royal Thoughts, LLC. The purchase price for Criticom was approximately $3.5 million net of cash acquired of $0.6 million as well as a note for $0.7 million. In connection with our purchase, we received a right of first refusal to provide any monitoring services for new technology developed by Royal Thoughts, LLC. Mr. Quady is also the Chief Manager of Royal Thoughts, LLC. Mr. Quady and his immediate family members owned 53.7% of Royal Thoughts, LLC. We paid off the remaining balance of approximately $0.6 million of indebtedness incurred in connection with this acquisition out of the net proceeds of the initial public offering. The investment in Royal Thoughts, LLC was valued at zero at the time of acquisition.

In October 2002, Lynn A. Smith, the wife of David L. Smith, one of our Directors, loaned us $3 million. The loan, which was being utilized by us for working capital, bore interest at a rate equal to the preferred broker call rate charged by Bear Stearns Securities Corp. to its corresponding broker dealers, plus 2.5% per annum, which rate was initially 6.25%. The principal of the loan was repayable on March 15, 2004. In March 2003, Mrs. Smith extended the maturity date of the loan to April 30, 2004. Interest was payable monthly. In January 2003, IASI borrowed $3 million from Mrs. Smith. The interest rate was 12%. The entire principal and interest was due on January 15, 2004. In March 2003, Mrs. Smith extended the maturity date of the loan to April 30, 2004. IASI loaned $2 million of such amount to IASG on the same terms. In March 2003, IASI extended the maturity date of the loan to IASG to June 15, 2005. We repaid those loans out of the net proceeds of the initial public offering.

In January 2002, we borrowed an aggregate of $5.8 million from RTC Trust. RTC Trust is controlled by Mr. McGinn and Mr. Smith, although they are not the beneficial owners of the RTC Trust. A related entity owned by Messrs. McGinn and Smith procured the debt and received a placement fee of $175,000 in connection with this placement. This loan was repaid out of the proceeds of the initial public offering.

Suzanne Sweeney, the daughter of Mr. Few, Sr. is Director of Legal Affairs, and has received aggregate compensation of approximately $108,000, $121,000 and $130,000 for fiscal years 2002, 2003 and 2004, respectively.

TOC

Jeffrey Few, the son of Mr. Few, Sr. is Vice President of Sales for Morlyn, and has received aggregate compensation of approximately $105,000, $112,000 and $135,000 for fiscal years 2002, 2003 and 2004, respectively.

Thomas J. Few, Jr., the son of Mr. Few, Sr. is Vice President of Sales and Marketing West Coast Operations—Criticom International Corp., and has received aggregate compensation of approximately $93,000, $97,000 and $127,000 for fiscal years 2002, 2003 and 2004, respectively.

Robert W. Few, the son of Mr. Few, Sr. is Vice President of East Coast Operations—Criticom International Corp., and has received aggregate compensation of approximately $55,000, $80,000 and $96,000 for fiscal years, 2002, 2003 and 2004, respectively.

All compensation matters related to the children of Mr. Few Sr. are determined by either their direct supervisor or Mr. McGinn, without input from Mr. Few Sr.

Mary Ann McGinn, the wife Mr. McGinn (Chairman of the Board and Chief Executive Officer), was Senior Vice President-Legal Affairs and remain a consultant through 2005.  She has received aggregate compensation of approximately $5,000, $95,000 and $132,000 for fical years 2002, 2003 and 2004, respectively.

While we and IASI were separate entities, IASI often provided financing to us which was used to purchase portfolios of accounts and Dealer relationships. These transactions were memorialized in two series of promissory notes. One series of notes totaled $1.7 million, with maturity dates from February 2001 to August 2005. Fixed interest rates ranged from 23% to 31% and were collateralized by accounts receivables. The other series of notes totaled $2.3 million, with maturity dates ranging from August 2005 to April 2006. Fixed interest rates ranged from 12.5% to 17.3% and were collateralized by financed receivables. This indebtedness was extinguished as a result of the merger of IASI and IASG.

During the year ended December 31, 2002, IASI assumed approximately $3.9 million of debt from CCCC (an entity controlled by Messrs. Smith and McGinn) (of which $0.9 million is due to M&S Partners, an entity controlled by Messrs. Smith and McGinn, and approximately $3.0 million is due to a non-related party), which resulted in a return of capital in a corresponding amount. The $0.9 million was repaid to M&S Partners out of the net proceeds of the initial public offering. In January and February 2003, we made net distributions aggregating approximately $2.1 million to CCCC, after taking into account the issuance of $0.7 million of one-year, 9% notes to CCCC, due April 2004 and a $0.3 million cash contribution. CCCC had previously contributed capital to us in excess of the amount of these distributions.

In August 2001, IASI loaned Criticom an aggregate of $2.0 million. Criticom utilized such amounts for working capital. Upon our merger with IASI, this indebtedness was extinguished.

In March and April 2003, IASI assumed $1.6 million and $0.2 million, respectively, of debt from CCCC in a non-cash transaction through which debt of CCCC, consisting of $0.5 million of one year notes and $1.3 million of two year notes, was transferred to IASI. CCCC performed tasks including billing, collections, service and other administrative services relative to IASI and its affiliates and thus incurred various debts relative to executing these functions. Consequently, we agreed to enter into these transactions to discharge the debt of CCCC. We have no further liability to CCCC and will not have any further business dealings with them. CCCC is an affiliate of McGinn, Smith & Co. Inc. and M&S Partners. CCCC is an entity controlled and managed by Messrs. McGinn and Smith.

In addition, prior to our wholly owned subsidiary’s acquisition of IASI, we provided alarm monitoring services to accounts owned by related parties. Revenues earned from these alarm monitoring services were $0.5 million and $1.6 million, for the years ended December 31, 2001 and 2002, respectively. Of such amounts, $0.4 million and $1.4 million were from IASI. In connection with a dispute regarding such alarm monitoring services, we granted IASI concessions on monitoring expenses of $993,000 and $35,000 for the years ended December 31, 2001 and 2002, respectively. IASI is now a wholly owned subsidiary of ours.

In February 2003, we borrowed $600,000 at a 9% per annum interest rate from an investment fund which was managed by McGinn, Smith and Co., Inc. Principal was due on April 30, 2004 and was repaid in August 2003 with proceeds from the IPO.

TOC

During 2002, Morlyn performed advisory services for IASI and charged IASI $1.2 million. Morlyn provides IASI with customer care services and other advisory services, including due diligence on contract acquisitions. From September 2001 through January 2003, Morlyn charged IASI a weekly fee of $25,000 for customer care and certain advisory services. During 2002, M&S Partners assumed a note receivable owned by IASI which resulted in a distribution of capital to M&S Partners of approximately $0.8 million.

Four trusts, for which M&S Partners acts as a trustee (Security Participation Trust, Security Participation Trust II, Security Participation Trust III, and Security Participation Trust IV) receive monitoring services from us at a discounted rate of approximately $3.00 per account, per month, and billing and collection services from us, at no cost. These trusts purchase alarm monitoring contracts on a monthly basis, with the final trust maturing on December 1, 2004. Messrs. McGinn and Smith serve as trustees of these trusts. Neither Messrs. McGinn or Smith, nor M&S Partners has any beneficial ownership in such trusts.  During 2004, these trusts were purchased by entities controlled by Messrs. McGinn and Smith and we continue to provide services.

Concurrent with the initial public offering, Messrs. McGinn, Few, Sr., Smith, Quady and the former shareholders of Criticom, were issued, in the aggregate, options to purchase 1,900,000 shares of our common stock. The options vest as follows: (i) 30% will vest and be immediately exercisable on the first anniversary of the offering; (ii) 30% will vest and be immediately exercisable on the second anniversary of the offering; and (iii) 40% will vest and become immediately exercisable on the third anniversary of the offering. The exercise price of the options was equal to the per share offering price and thus have no intrinsic value.

Prior to our acquisition of the affiliated entities, their ownership was as follows:

Integrated Alarm Services, Inc.
M&S Partners LLC (1)	62.5%
TJF Enterprises LLC (2)	37.5%

Morlyn Financial Group
Thomas J. Few, Sr.	80%
Timothy M. McGinn	10%
David L. Smith	10%

Payne Security Group, LLC
First Integrated Capital Corporation (3)	50%
TCJ Enterprises LLC (2)	50%

Criticom International Corporation
Curtis Quady	52.4%
Duane Plowman	14.4%
Jill Quady (4)	10.0%
Lisa Fischer (4)	9.9%
Raymond Menard	7.3%
David Speed	5.0%
Vincent Erickson	*

Palisades Group LLC
First Integrated Capital Corporation (3)	50%
TJF Enterprises LLC (2)	50%

Guardian Group, LLC
First Integrated Capital Corporation (3)	50%
TJF Enterprises LLC (2)	50%
_______________________
(*) Less than one percent

(1)	M&S Partners LLC is owned by Messrs. McGinn and Smith.
(2)	TJF Enterprises LLC is owned by Thomas J. Few, Sr.
(3)	First Integrated Capital Corporation is majority owned by Messrs. McGinn and Smith.
(4)	Jill Quady is the spouse and Lisa Fischer is the daughter of Curtis Quady, an Executive Vice President.

TOC

Policy Regarding Transactions with Affiliates
Although we believe the foregoing transactions were fair and in our best interests we did not have any formal policy in place. Our Board of Directors adopted a policy in May 2003, that any future transactions with affiliates, including without limitation, our officers, Directors, and principal stockholders, will be on terms no less favorable to us than we could have obtained from unaffiliated third parties. Any such transactions will be approved by a majority of our Board of Directors, including a majority of the independent and disinterested members, or, if required by law, a majority of our disinterested stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Officers and Directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and Nasdaq. One of our Officers and Directors, Curtis Quady, acquired shares without properly filing a Form 4, he subsequently filed a Form 5 disclosing the acquisition. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, we believe that, other than Mr. Quady’s report, during the fiscal year ended December 31, 2003 and nine month period ended September 30, 2004, our executive officers, Directors and greater than ten percent shareholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

Item 14. Principal Accountant Fees and Services
For the year ended December 31, 2004, we paid PricewaterhouseCoopers LLP approximately $1,035,900.

The information presented below discloses the aggregated fees billed to us for each of the last two fiscal years by PricewaterhouseCoopers LLP.

Audit Fees
Fiscal 2004—$833,770. Fiscal 2003—$270,570.
This category includes fees for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our Form 10-Q, the audit of our internal control over financial reporting as of December 31, 2004, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. The 2004 fees include fees related to our audits, acquisitions and senior notes offering.

Audit Related Fees
Fiscal 2004—$16,675
This category consists of an audit of one of our employee benefit plans in 2004.

Tax Fees
Fiscal 2004—$185,455. Fiscal 2003—$85,493.
This category includes fees for professional services that are rendered for tax compliance, tax advice, and tax planning. The nature of the services comprising the fees disclosed in this category for fiscal 2004 are tax return preparation.

All Other Fees
There were no other fees for products and services that are not disclosed in the previous categories.

Audit Committee Pre-approval Policies and Procedures
The audit committee, or one of its members who has been delegated pre-approval authority, considers and has approval authority over all engagements of the independent auditors. If a decision on an engagement is made by an individual member, the decision is presented at the next meeting of the audit committee.

TOC

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	The financial statements listed on the accompanying Index to Financial Statements on page F-1.

2.	Financial statement schedules
Schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3.	The following Exhibits:

Exhibit Description

Exhibit No.

2.1	(1)	Merger Agreement by and between KC Alarm Services Group (Delaware Corporation) and the registrant
2.2	(1)	Merger Agreement by and between registrant and Criticom International Corporation
2.2(a)	(1)	Amendments to Merger Agreement by and registrant and Criticom International Corporation
2.3	(1)	Contribution Agreement between Morlyn Financial Group LLC and the registrant
2.4	(1)	Contribution Agreement by and between Payne Security Group LLC and the registrant
2.5	(1)	Contribution Agreement by and between Guardian Group, LLC and the registrant
2.6	(1)	Contribution Agreement by and between Palisades Group, LLC and the registrant
2.7	(1)	Merger Agreement between IASI, Inc., IASG Acquisition Corp. and the registrant
2.8	(1)	Asset Purchase Agreement by and between Roseville Telephone Company, RTC Alarm Monitoring Services and the registrant
2.9	(1)	Asset Purchase Agreement by and between Custom Design Security, Inc. and Central Digital Station Monitoring Services, Inc. and the registrant
2.10
Stock Purchase Agreement dated as of December 15, 2003 between Integrated Alarm Services Group, Inc. and Lane Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by IASG dated December 22, 2003)

2.11		Purchase Agreement with Wells Fargo Bank, N.A., as trustee for the initial purchasers dated November 16, 2004.
3.1	(1)	Certificate of Incorporation of registrant
3.1(a)	(1)	Certificate of Amendment to the Certificate of Incorporation
3.2	(1)	Amendment to Certificate of Incorporation of registrant
3.3(a)	(1)	Amended and Restated By-Laws of registrant
4.1		Indenture dated as of November 16, 2004 among Registrant, Additional Registrants and the Trustee relating to the 12% Senior Secured Notes due 2011.
4.2		Registration Rights Agreement among Additional Registrants, Registrant and certain Initial Purchasers named therein, dated as of November 16, 2004.
4.3		Security Agreement among LaSalle National Bank Association, Registrant and certain Additional Registrants dated as of November 16, 2004 (without schedules or exhibits).
4.4		Security Agreement among the Trustee, Registrant and the Additional Registrants dated as of November 16, 2004 (without schedules or exhibits).

TOC

 Exhibit No.

4.5		Intercreditor Agreement among the Trustee, LaSalle National Bank Association and Registrant, dated as of November 16, 2004.
4.6		Form of Senior Secured Note due 2011.
4.7		Pledge Agreement by and among the Registrant, Madison Protection Inc. and LaSalle Bank National Association, dated November 16, 2004 (without schedule).
4.8		Pledge Agreement by and among the Registrant, Madison Protection Inc. and Wells Fargo Bank, N.A., dated November 16, 2004 (without schedule).
10.1**	(1)	2003 Stock Option Plan
10.2**	(1)	Amended and Restated Employment Agreement by and between the registrant and Timothy M. McGinn
10.3**	(1)	Employment Agreement by and between the registrant and Thomas J. Few, Sr.
10.4**	(1)	Employment Agreement by and between the registrant and Curtis Quady.
10.5**	(1)	Employment Agreement by and between the registrant and Brian E. Shea
10.6**	(1)	Employment Agreement by and between the registrant and Robert Heintz
10.7	(1)	Assignment and Assumption Agreement
10.8	(1)	Lease Agreement between the registrant and Pine Street Associates, LLC for the Albany, New York Office space
10.9	(1)	Lease Agreement between Morlyn and Robert Gallo for the Oakland, New Jersey Office
10.10	(1)	Form of Convertible Note
10.11	(1)	Form of Two-year Note
10.12	(1)	Form of Five-year Note
10.13	(1)	Form of Three-year Note
10.14	(1)	Form of One-year Note
10.15	(1)	$3 million principal amount promissory note issued by registrant to Lynn A. Smith
10.16	(1)	Right of First Refusal Agreement by and between registrant and Criticom IDC Corporation, and Royal Thoughts LLC
10.17	(1)	ADEMCO Letter
10.18	(1)	Installing company Monitoring Receivable Financing Agreement by and between the registrant and M&S Partners
10.19	(1)	Receivable Financing Purchase Agreement between McGinn, Smith Acceptance Corp., Pointe Bank, and King Trust 01
10.20**	(1)	Form of Indemnification Agreement between registrant and member of the Board of Directors
10.21	(1)	Form of note due April 2004
10.22**	(1)	Employment Agreement by and between the registrant and Michael Moscinski
10.23**		2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement filed by IASG dated April 29, 2004)

TOC

Exhibit No.

10.24		Mortgage in favor of LaSalle National Bank Association dated as of November 16, 2004.
10.25		Second Mortgage in favor of Trustee dated as of November 16, 2004.
10.26
Revolving Credit Facility Credit Agreement by and among Integrated Alarms Services Group, Inc., Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services, Inc., Payne Security Group, LLC, American Home Security, Inc. and the Guarantors Party Hereto and The Banks Party Hereto and LaSalle Bank National Association, as Agent dated November 16, 2004.

10.27	**	Employment Agreement by and between the registrant and Bruce E. Quay.
11.1		Statement of computation of earning per share
14		Code of Ethics
21		List of Subsidiaries
23.3	(1)	Consent of Barnes & Associates
23.4	(1)	Consent of Standard & Poor’s Corporate Value Consulting
25.1		Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939 of Wells Fargo Bank, N.A.
31		Rule 13a-14 (a)/15d-14(a) Certifications
32(a)		Certification by the Chief Executive Officer relating to a periodic report containing financial statements
32(b)		Certification by the Chief Financial Officer relating to a periodic report containing financial statements

(1)	Incorporated by reference to Exhibit of same number to the Registration Statement on Form S-1 Registration Number 333-101159)

(2) Incorporated by reference to our annual report filed on form 10-K for the year ended December 31, 2003 on March 30, 2004

**	Constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to item 15(c) of Form 10-K

TOC

INTEGRATED ALARM SERVICES GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Alarm Services Group, Inc.

We have completed an integrated audit of Integrated Alarm Services Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index under item 15(a)(1) present fairly, in all material respects, the financial position of Integrated Alarm Services Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
Also, we have audited management's assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Integrated Alarm Services Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not have an effective control environment, did not maintain effective controls on the financial reporting process, and did not maintain effective controls over the monitoring of its accounting functions at the divisional level as identified in management’s assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.
As of December 31, 2004, the Company did not have an effective control environment based on criteria established in “Internal Control - Integrated Framework” issued by COSO. The Company failed to design appropriate company wide policies and procedures over the accounting, revenue, procurement, human resources, treasury and risk management functions and did not uniformly and consistently communicate the importance of internal controls throughout the organization. The Company’s policies and procedures with respect to review and supervision of its accounting operations at the divisional level were not operating effectively.  This control deficiency, together with the control deficiencies described in Item 2 below, indicate that the Company did not maintain an effective control environment.  This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

2.
As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. In addition, the Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting.  Specifically, the Company had a shortage of finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and individuals in the finance function who did not have the appropriate skills, training and experience to meet the objective that should be expected of these roles. This control deficiency could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Additionally, this material weakness contributed to the following individual material weaknesses as of December 31, 2004:

a)
The Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its financial statements in a timely manner. Specifically, the Company’s control over the completeness, accuracy and review of its documentation of the close processes relating to reconciliations, journal entries, and divisional reporting packages were ineffective in their design and execution. In addition, the Company did not have effective controls over the process of identifying and accumulation of all required supporting information to ensure the completeness of its footnote disclosures and the support for the accounting positions taken on non-routine transactions. This control deficiency resulted in certain audit adjustments, including those described below, to the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

b)
The Company did not maintain effective controls over revenue and deferred revenue accounts.   Specifically, the Company’s controls were not adequate to ensure the completeness and accuracy of revenues recorded under standard or multiple billing arrangements. This control deficiency resulted in certain audit adjustments to revenue and deferred revenue to the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

c)
The Company did not maintain effective controls over accounts payable, accrued liabilities and the related expense accounts at two divisions. Specifically, the Company’s controls over the completeness, valuation, and existence of account payable and accrued expenses and ensuring that such expenses were recorded in the proper period were not effective. This control deficiency resulted in certain audit adjustments to the aforementioned accounts of the 2004 financial statements. Additionally, this control deficiency could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

d)
The Company did not maintain effective controls over certain cash accounts and transactions including wire transfers at one division. Specifically, the Company’s controls were not adequate to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the funds maintained in certain bank accounts of the Company. This control deficiency did not result in an adjustment to the 2004 annual or interim financial statements. However, this control deficiency could result in expenditures being made that are beyond corporate approval levels and that would not be prevented or detected. .

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded National Alarm Computer Center (NACC) from its assessment of internal control over financial reporting as of December 31, 2004, because it was acquired by the Company in a purchase business combination during 2004. We have also excluded NACC from our audit of internal control over financial reporting. NACC is a wholly owned division of Integrated Alarm Services Group, Inc. whose total assets and total revenues comprised 17% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

In our opinion, management's assessment that Integrated Alarm Services Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Integrated Alarm Services Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Albany, New York
June 13, 2005

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2004
Assets
Current assets
Cash and cash equivalents	$35,435,817	$31,554,609
Current portion of notes receivable	735,149	5,186,965
Accounts receivable less allowance for doubtful
accounts of $750,000 in 2003 and $985,553 in 2004	4,312,990	6,289,787
Inventories	1,107,899	1,233,785
Prepaid expenses	1,548,105	1,127,581
Due from related parties	232,300	70,655
Total current assets	43,372,260	45,463,382
Property and equipment, net	5,762,586	7,926,324
Notes receivable net of current portion and allowance
for doubtful accounts of $131,854 for 2003 and $245,854 in 2004	4,525,973	22,211,283
Dealer relationships, net	23,113,617	34,529,962
Customer contracts, net	73,571,131	85,169,085
Goodwill, net	85,515,985	91,434,524
Debt issuance costs, net	1,768,281	5,322,089
Other identifiable intangibles, net	2,187,464	3,054,247
Restricted cash and cash equivalents	1,100,000	757,104
Deferred installation costs	-	5,946,059
Other assets	119,033	270,122
Total assets	$241,036,330	$302,084,181

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$18,765,000	$5,225,000
Current portion of capital lease obligations	431,555	459,987
Accounts payable	2,873,707	3,720,197
Accrued expenses	8,816,766	9,185,263
Current portion of deferred revenue	7,576,993	9,756,134
Other liabilities	139,066	160,809
Total current liabilities	38,603,087	28,507,390

Long-term debt, net of current portion	46,977,612	125,000,000
Capital lease obligations, net of current portion	453,811	575,502
Deferred revenue, net of current portion	312,343	4,034,675
Deferred income taxes	759,425	1,112,778
Other liabilities	374,119	-
Due to related parties	153,203	4,009
Total liabilities	87,633,600	159,234,354

Commitments and Contingencies (Note 10)

Stockholders' equity
Preferred stock, $0.001 par value; authorized
3,000,000 shares and none issued and outstanding	-	-
Common stock, $0.001 par value; authorized
100,000,000 shares; issued and outstanding
24,607,731 shares at December 31, 2003 and
24,681,462 at December 31, 2004	24,608	24,682
Common stock subscribed	315,342	-
Paid-in capital	205,086,659	206,566,067
Accumulated deficit	(52,023,879)	(63,740,922
Total stockholders' equity	153,402,730	142,849,827
Total liabilities and stockholders' equity	$241,036,330	$302,084,181

The accompanying notes are an integral part of the financial statements.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS
Combined for the Year Ended December 31, 2002 and
Consolidated for the Years Ended December 31, 2003 and 2004

	Years ended December 31,
	2002	2003	2004
Revenue:
Monitoring fees	$20,136,016	$24,099,653	$24,103,270
Revenue from customer accounts	-	15,854,509	50,758,967
Billing fees	558,347	112,127	-
Related party monitoring fees	1,565,017	292,968	170,876
Related party placement fees	1,236,227	90,437	-
Service and installation revenue	-	417,904	5,336,047
Total revenue	23,495,607	40,867,598	80,369,160

Cost of revenue (excluding depreciation and amortization)	15,424,912	16,393,439	32,748,642
	8,070,695	24,474,159	47,620,518
Operating expenses:
Selling and marketing	736,866	1,108,621	4,357,046
Depreciation and amortization	5,580,985	12,322,558	23,012,590
Loss (gain) on sale of assets	(5,605)	-	(184,076)
General and administrative	2,530,374	11,167,460	22,561,726
General and administrative-related party	-	3,525,000	-
Total operating expenses	8,842,620	28,123,639	49,747,286

Income (loss) from operations	(771,925)	(3,649,480)	(2,126,768)
Other income (expense):
Other income, net	656,299	295,984	10,332
Amortization of debt issuance costs	(1,619,086)	(3,168,315)	(1,750,151)
Related party interest expense	(1,284,922)	(914,229)	-
Interest expense	(3,309,021)	(12,655,617)	(8,885,904)
Interest income	-	1,613,669	1,453,227
Income (loss) before income taxes	(6,328,655)	(18,477,988)	(11,299,264)
Income tax expense (benefit)	(681,443)	3,526,572	417,779
Net income (loss)	$(5,647,212)	$(22,004,560)	$(11,717,043)
Basic and diluted income (loss) per share	$(9.53)	$(1.95)	$(0.47)
Weighted average number of common
shares outstanding	592,785	11,263,455	24,667,960
Unaudited:
Pro Forma income tax to give effect to
the conversion from S to C Corporation
status (Note 2):
Income (loss) before benefit from income taxes	$(6,328,655)	$(18,477,988)
Income tax expense (benefit)	(2,871,573)	(89,916)
Net income (loss)	$(3,457,082)	$(18,388,072)
Basic and diluted income (loss) per share	$(5.83)	$(1.63)

The accompanying notes are an integral part of the financial statements.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
Combined For the Year Ended December 31, 2002 and
Consolidated For the Years Ended December 31, 2003 and 2004

	Common Stock		Common Stock	Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2002	553,808	$ 554	$ -	$ 2,124,446	$ (11,470,667)	$ (9,345,667)
Net income (loss)	-	-	-	-	(5,647,212)	(5,647,212)
Issuance of common shares for
acquisition of Criticom	155,911	155	-	3,429,843	-	3,429,998
Balance, December 31, 2002	709,719	709	-	5,554,289	(17,117,879)	(11,562,881)
Net income (loss)	-	-	-	-	(22,004,560)	(22,004,560)
Issuance of common shares for
acquisition of IASI and affiliates	864,192	865	-	11,559,079	-	11,559,944
Predeccessor basis in IASI	-	-	-	(17,113,351)	(4,351,440)	(21,464,791)
Issuance of common shares for
consolidation of Morlyn	17,000	17	-	(17)	-	-
Issuance of common shares for initial public
offering of Company's common stock	22,000,000	22,000	-	187,380,587	-	187,402,587
Issuance of common shares for exercise of
underwriters' over allotment option	982,729	983	-	8,452,943	-	8,453,926
Contingent shares for Criticom purchase	34,091	34	315,342	315,308	-	630,684
Imputed interest expense associated with
conversion feature of debt	-	-	-	387,821	-	387,821
Shareholder options	-	-	-	8,550,000	(8,550,000)	-
Balance, December 31, 2003	24,607,731	24,608	315,342	205,086,659	(52,023,879)	153,402,730
Net income (loss)					(11,717,043)	(11,717,043)
Issuance of contingent shares for Criticom
purchase	34,091	34	(315,342)	315,308	-	-
Conversion of debt to stock	39,640	40	-	274,960	-	275,000
Issuance of stock options to consultant	-	-	-	13,018	-	13,018
Imputed interest expense associated with
conversion feature of debt	-	-	-	876,122	-	876,122
Balance, December 31, 2004	24,681,462	$ 24,682	$ -	$206,566,067	$ (63,740,922)	$ 142,849,827
The accompanying notes are an integral part of the financial statements.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
Combined For the Year Ended December 31, 2002 and
Consolidated For the Years Ended December 31, 2003 and 2004

	Years ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$(5,647,212)	$(22,004,560)	$(11,717,043)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,580,985	12,322,558	23,012,590
Amortization of deferred installation costs, net	-	-	197,115
Amortization of debt issuance costs	1,619,086	3,168,315	1,750,151
Interest expense - non-cash, notes	97,725	387,821	876,122
Litigation settlement	(957,275)	-	-
Stock options issued to consultant	-	-	13,018
Provision for (reversal of) bad debts	(120,736)	1,564,729	1,389,857
Deferred income taxes	(346,775)	3,339,330	353,353
Non-cash service fees	-	1,825,000	-
Earned discount on notes receivable	-	-	(151,493)
Loss (gain) on sale of property and equipment	(5,605)	-	(135,498)
Loss (gain) on sale of notes receivable	-	-	(48,578)
Changes in assets and liabilities, net of effects of
acquisitions and non-cash transactions:
Accounts receivable	892,034	(1,405,553)	(1,157,770)
Inventories	-	(11,613)	(57,097)
Prepaid expenses	28,782	(1,024,357)	465,473
Other assets	(342,291)	454,070	(192,528)
Deferred installation costs (other assets)	-	-	(6,351,381)
Due from/to related parties	1,203,019	(17,790)	12,452
Accounts payable and accrued expenses	1,386,547	(3,250,941)	2,252,420
Deferred revenue	(363,800)	707,501	(1,006,380)
Deferred installation revenue	-	-	4,996,997
Other liabilities	(332,640)	(293,151)	(352,376)
Net cash provided by (used in) operating activities	2,691,844	(4,238,641)	14,149,404
Cash flows from investing activities:
Purchase of property and equipment	(944,970)	(603,769)	(4,018,202)
Proceeds from sale of property and equipment	7,500	-	177,216
Purchase of customer contracts and dealer relationships	-	(10,794,192)	(14,713,026)
Financing of dealer loans	-	(3,456,867)	(4,670,019)
Short-term investments	(3,000,000)	3,000,000	-
Repayment of dealer loans	-	730,049	5,558,603
Decrease (increase) in restricted cash and cash equivalents	(113,538)	2,909,979	342,896
Proceeds from sale of customer contract portfolio	-	-	4,596,292
Business acquisitions, net of cash acquired	(4,812,010)	(49,769,539)	(64,907,924)
Net cash used in investing activities	(8,863,018)	(57,984,339)	(77,634,164)
Cash flows from financing activities:
Proceeds of initial public offering	-	195,856,510	-
Proceeds of long-term debt, related party	8,800,000	2,000,000	-
Proceeds of long-term debt	5,500,000	6,839,404	125,000,000
Payments of obligations under capital leases	(79,273)	(146,540)	150,124
Repayment of long-term debt	(6,144,329)	(100,173,855)	(60,242,612)
Repayment of long-term debt, related party	(2,017,177)	(6,909,765)	-
Debt issuance costs	(670,000)	(249,039)	(5,303,960)
Net cash provided by financing activities	5,389,221	97,216,715	59,603,552

Net increase (decrease) in cash and cash equivalents for the year	(781,953)	34,993,735	(3,881,208)
Cash and cash equivalents at beginning of year	1,224,035	442,082	35,435,817
Cash and cash equivalents at end of year	$442,082	$35,435,817	$31,554,609

Supplemental disclosure of cash flow information:
Interest paid	$4,049,719	$13,432,321	$5,486,423
Income taxes paid	$-	$-	$416,803

Supplemental disclosure of non-cash items:
Common stock issued to purchase IASI		$11,559,944
Debt assumed from a related party		$1,825,000
Debt converted to common stock			$275,000
Notes receivable converted to customer contracts			$2,441,434

The accompanying notes are an integral part of the financial statements.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

Integrated Alarm Services Group, Inc. and Subsidiaries (“IASG” or the “Company”) is the successor to KC Acquisition Corporation. In January 2003 KC Acquisition was re-incorporated by merging into Integrated Alarm Services Group, Inc. (IASG) (Note 11). IASG provides alarm-monitoring services to independent alarm dealers and other telemetry customers on a contract basis. IASG operates three Underwriters Laboratories listed call centers that provide alarm receiving, processing, notification and related services for the monitoring of various types of alarm systems. In addition to its call centers, IASG maintains six regional dealer care locations designed to provide customized services to independent alarm dealers. Alarm monitoring services for subscribers of independent alarm dealers are outsourced to IASG. Subscribers contract with alarm dealers for services like alarm installation, maintenance and monitoring. In connection with the Company acquisitions in the fourth quarter of 2003, more fully described in Note 11, the Company has begun to perform installations and provide maintenance service to some of its customers.

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

Integrated Alarm Services, Inc. (IASI) which was acquired on January 31, 2003 provides financing and capital to independent security alarm dealers throughout the United States. IASI provides working capital to the independent dealers necessary for the growth of the dealers’ business and financing for acquisitions. IASI has built a vertically integrated infrastructure, capable of handling all aspects of a financing for independent alarm dealers including due diligence, billing and collections and the securitizing of alarm contracts assumed upon the foreclosure of loans to dealers for which it provides monitoring services (through IASG and other non-affiliated entities) to its customers.

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

Segment information
The Company operates two reportable segments: (1) Alarm-Monitoring wholesale services and (2) Alarm- Monitoring retail services. (see Note 15).

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (cont.)

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

Installation revenues associated with installing monitoring systems are deferred and recognized over the expected life of the customer relationship.

Cash and cash equivalents
Cash and cash equivalents include cash, certificates of deposit, and money market funds with original maturities of three months or less at the time of purchase. The carrying amount of cash and cash equivalents approximates fair value.

The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. At December 31, 2003 and 2004, cash and cash equivalent balances in excess of FDIC limits approximated $14,663,000 and $29,929,000, respectively.

Restricted cash and cash equivalents
Cash and cash equivalents restricted under the terms of the Company's debt obligations and letters of credit are classified to correspond with the classification of the

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (cont.)

Notes receivable
IASI which was acquired on January 31, 2003, makes loans to dealers, which are collateralized by the dealers’ portfolio of customer monitoring contracts. Loans to dealers are carried at the lower of the principal amount outstanding or the net realizable value of the portfolio underlying the loan. Loans are generally considered nonperforming if they are 120 days in arrears of contractual terms. Interest income stops accruing on non-performing loans. Management periodically evaluates the loan portfolio to assess the collectibility of dealer notes and adequacy of the allowance for loan losses. Management reviews certain criteria in assessing the adequacy of the allowance for loan losses including IASI’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Loan impairment is identified when a portfolio’s cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of customer contracts using recent transaction prices and industry benchmarks. When a dealer becomes delinquent, the Company generally forecloses on and takes ownership of the portfolio of customer monitoring contracts.

The Company’s notes receivable consisted of the following at December 31:

	2003	2004

Performing loans	$5,040,103	$30,011,184
Non-perfoming loans	351,873	1,390,581
Total Loans	5,391,976	31,401,765

Less: Reserves	(130,854)	(245,854)
Purchase Discount	-	(3,757,663)
Net loans	$5,261,122	$27,398,248

At December 31, 2004, we have non-performing loans aggregating $ 1.4 million. In February 2005, the Company collected $0.6 million of these loans. During the year ending 2004, a non-performing loan in the amount of $2.5 million was foreclosed and reclassified to the existing portfolio group of customer contracts. The collateral supported the carrying value and therefore no impairment charge was recorded. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

As part of the acquisition of NACC, the Company agreed to assume NACC’s obligations to provide up to $11.0 million of open lines of credit to Dealers, subject to the terms of the agreements with the Dealers as of December 31, 2004. The Company intends to fund these commitments with available funds and available capacity under the $30 million LaSalle Credit Facility.

The purchase discount resulted from the acquisition of National Alarm Computer Center (Note 11).

Allowance for doubtful accounts—Notes Receivable
Changes in the allowance for doubtful accounts were as follows:

	2003	2004
January 1,	$-	$130,854
Provisions	522,549	115,000
Write-offs	(391,695)	-

December 31,	$130,854	$245,854

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (cont.)

Contractual maturities of notes receivable as of December 31, 2004 are as follows:

2005.................................................................................................................................................	$5,186,965
2006.................................................................................................................................................	19,092,008
2007.................................................................................................................................................	3,299,580
2008.................................................................................................................................................	2,363,375
2009.................................................................................................................................................	1,453,489
2010 and thereafter.......................................................................................................................	6,348
$31,401,765

At December 31, 2004 notes receivable from dealers was collateralized by customer monitoring contracts with recurring monthly revenue of approximately $721,000. Interest income on notes receivable was $1,425,249 and $682,067 for the years ended December 31, 2003 and 2004, respectively, and is included in interest income in the statement of operations.

Deferred revenue-notes receivable
Deferred revenue on notes receivable represents amounts paid by the dealers for services the Company will render in the future. In connection with the loans to dealers, the Company withholds a portion of the amount loaned to cover services for the remaining term of the contract. The deferred fees are recognized as revenues as the billing and collection services are provided to the dealers. Amounts withheld are nonrefundable. Amounts recognized as revenue in 2002, 2003 and 2004 were $0, $348,681, and $107,758, respectively.

Accounts receivable and allowance for doubtful accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based upon an evaluation of the customers financial condition and history. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Customer accounts including accounts with balances over 90 days from the invoice date are reserved based upon historical trends. Account balances are charged-off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

Changes in the allowance for doubtful accounts were as follows:
January 1, 2002	$314,736
Reversal of provisions	(120,736)

December 31, 2002	194,000
Provisions	1,042,180
Write-offs	(1,063,598)
Recoveries	577,418

December 31, 2003	750,000
Provisions	1,274,857
Write-offs	(2,069,832)
Recoveries	1,030,528
December 31, 2004	$985,553

Inventories
Inventories are stated at the lower of cost or market. Inventories include commercial and residential alarm system components, parts and supplies. Cost is determined using the first-in, first-out method. Provision for potentially obsolete or slow moving inventory is made based on analysis of inventory levels and forecasts. The reserve at December 31, 2004 for obsolete or slow moving inventory of $401,060 was recorded during the year ending December 31, 2004.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (cont.)

Customer contracts
Customer monitoring contracts are acquired from the dealers’ pre-existing portfolios of contracts or assumed upon the foreclosure on dealers’ loans. These acquired customer contracts are recorded at cost which management believes approximates fair value. Customer contracts assumed as a result of foreclosure on dealer loans are recorded at the lower of cost (loan carrying value) or the fair value of customer contracts using recent transaction prices and industry benchmarks at the time of foreclosure.

Customer contracts are amortized over the term that such contracts are expected to remain a customer of the Company. The Company on an ongoing basis conducts comprehensive reviews of its attrition experience and adjusts its estimated lives of customer contracts. As a result of the Company’s comprehensive review, no adjustment to estimated lives was required. The direct incremental costs associated with installing monitoring systems, to the extent of installation revenue, are deferred and recognized over the expected life of the customer relationship. Excess direct incremental costs over installation revenue are being amortized over the term of the contract.

The Company’s amortization methods below consider the average estimated life and historical and projected attrition rates determined from actual experience and consists of the following portfolios:

Acquired as a result of the IASI merger:

Existing at January 31, 2003	Accelerated method	Period
Existing portfolio accounts (bulk)	150% Declining balance	8 years
Dealer acquired new accounts (flow)	160% Declining balance	8 years
Contracts assumed from dealers	160% Declining balance	4 years

Acquired subsequent to the IASI merger:

Acquired after January 31, 2003	Accelerated method	Period
Existing portfolio accounts (bulk)	Straight-line plus attrition	18 years
Dealer acquired new accounts (flow)	200% Declining balance	12 years
Contracts assumed from dealers	200% Declining balance	8 years

Debt issuance costs
Debt issuance costs represents direct costs incurred in connection with obtaining financing with related parties and banks and other lenders. Debt issuance costs are being amortized over the term of the related obligations using the effective interest method.

Other identifiable intangibles
Other identifiable intangibles, which include trade names and partnering (marketing) relationships and non-compete agreements, are being amortized over their estimated lives of 5 to 10 years.

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

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (cont.)

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

Goodwill
The Company accounts for its goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test in the third quarter of each year and to date has not been required to record an impairment charge. During the second quarter of 2004 and continuing through 2004, the common stock of the Company traded below its book value. Management, after evaluating current financial forecasts and operating trends, continues to believe that goodwill was not impaired at December 31, 2004. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2003	2004
Accrued payroll, vacation and bonuses	$2,914,987	$1,983,484
Holdbacks on acquired customer contracts	3,341,881	1,963,025
Accrued interest	795,183	1,876,689
Other accrued expenses	1,764,715	3,362,065
Total	$8,816,766	$9,185,263

Stock based compensation
The Company accounts for activity under the employee stock plans using the intrinsic value method prescribed by Accounting Principals Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB No. 25, the Company generally recognizes no compensation expense with respect to options granted to employees and directors as the option exercise price is generally equal to or greater than the fair value of the Company’s common stock on the date of the grant.

The following table illustrates the effect on net loss and net loss per share if the Company had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (cont.)

	Year ended December 31,
	2002	2003	2004
Net income (loss), as reported	$(5,647,212)	$(22,004,560)	$(11,717,043)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects.	-	(129,600)	(193,500)
Pro forma net income (loss)	$(5,647,212)	$(22,134,160)	$(11,910,543)
Net income (loss) per share, as reported-basic and diluted	$(9.53)	$(1.95)	$(0.47)
Pro forma net income (loss) per share-basic and diluted	$(9.53)	$(1.97)	$(0.48)

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

Advertising costs
The Company's policy is to expense advertising costs in the period in which the expense is incurred. Advertising expense was $8,278, $47,255 and $167,212 for the years ended December 31, 2002, 2003 and 2004, respectively.

Net income (loss) per share
The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic and diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Because the Company is in a net loss position, there are no potentially dilutive securities outstanding. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements.

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

Impairment or disposal of long-lived assets
SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (cont.)

amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has identified no impairment losses for any of the periods presented.

Recent accounting pronouncements
On October 22, 2004 President Bush signed the American Jobs Creation Act of 2004 (the Act) into law. The Act includes many provisions that may materially affect the Company’s accounting for income taxes including a possible increase in its effective tax rate and changes in its deferred assets and liabilities. In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the Act. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB statement No. 109, “Accounting for Income Taxes.” The two FSP’s will not impact the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for the Company’s fiscal year beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date.

The standard also provides for different transition methods for past award grants, including the restatement of prior period results. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, the Company will continue to provide the pro-forma disclosures for past award grants as required under FAS 123.

The issuance of FAS 123R is expected to result in stock option-based compensation expense in 2006 of an immaterial amount.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company is required to adopt the Standard on July 1, 2005, and does not expect the adoption to have a material effect on its financial statements.

In November 2004, the FASB issued FAS No. 151, “Inventory costs, an amendment of ARB No. 43, Chapter 4.” This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company is required to adopt the Standard on January 1, 2006, and does not expect the adoption to have a material effect on its financial statements.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

3. Property and Equipment

 Property and equipment consist of the following at:

	December 31,
	2003	2004
Furniture, leaseholds and equipment	$6,318,218	$9,005,672
Vehicles	897,115	1,428,274
Building and building improvements	591,328	618,902
Computer software	1,075,027	2,542,233
Land	124,418	124,418
	9,006,106	13,719,499
Less accumulated depreciation and amortization	(3,243,520)	(5,793,175)
	$5,762,586	$7,926,324

Depreciation expense was $833,481, $950,949 and $2,768,452 for the years ended December 31, 2002, 2003 and 2004, respectively.

Unamortized computer software costs totaled $835,514 and $1,110,097 respectively, at December 31, 2003 and 2004. Amortization expense related to computer software was $74,113, $239,513 and $348,353 for the years ended December 31, 2002, 2003 and 2004, respectively. The cost basis of equipment under capital leases approximated $1,345,093 and $2,107,553 at December 31, 2003 and 2004, respectively. Accumulated amortization for equipment under capital lease approximated $278,872 and $1,038,915 at December 31, 2003 and 2004, respectively.

4. Debt Issuance Costs

Debt issuance costs consist of the following at:

	December 31,
	2003	2004
Debt issuance costs	$3,640,336	$5,807,197
Accumulated amortization	(1,872,055)	(485,108)
	$1,768,281	$5,322,089

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

4. Debt Issuance Costs (cont.)

Amortization expense of debt issuance costs for the years ended December 31, 2002, 2003 and 2004 was $1,619,086, $3,168,315 and $1,750,151 respectively. Included in amortization expense for the year ended December 31, 2003 is approximately $1,437,000 of debt issuance costs charged to earnings due to the prepayment of certain debt from IPO proceeds. Included in amortization expense for the year ended December 31, 2004 is approximately $674,000 of debt issuance costs charged to earnings due to the prepayment of certain debt from the proceeds of the issuance of $125.0 million of senior secured notes in November 2004.

5. Goodwill and Intangibles

During the years ended December 31, 2003 and 2004, goodwill increased by $78,297,242 and $5,918,539, respectively (see Note 11) as a result of the following:

Balance at January 1, 2003	$7,218,743
Acquisition of IASI	51,891,675
Acquisition of Lane	17,630,924
Criticom contingent consideration	630,684
Other acquisitions	8,143,959
Balance at December 31, 2003	85,515,985
Acquisition of Alliant	5,793,000
Acquisition of NACC	2,328,879
Lane purchase accounting adjustments	(3,104,254)
Other acquisition adjustments and costs	900,914
Balance at December 31, 2004	$91,434,524

The amount of goodwill that is expected to be deductible for income tax purposes is approximately $17,862,000.

Customer contracts consists of the following:

	Existing Portfolio	Dealer Acquired	Contracts assumed from dealers	Total
Customer contracts December 31, 2002	$-	$-	$-	$-
Purchases 2003	49,341,567	23,062,462	8,058,738	80,462,767
Customer contracts December 31, 2003	49,341,567	23,062,462	8,058,738	80,462,767
Purchases 2004	28,632,931	3,490,246	-	32,123,177
Sales 2004	(2,588,963)	(151,569)	-	(2,740,532)
Customer contracts December 31, 2004	75,385,535	26,401,139	8,058,738	109,845,412

Accumulated amortization December 31, 2002	-	-	-	-
Amortization 2003	1,525,020	3,516,755	1,849,861	6,891,636
Accumulated amortization December 31, 2003	1,525,020	3,516,755	1,849,861	6,891,636
Amortization 2004	11,603,913	4,103,433	2,223,904	17,931,250
Amortization adjustments - Sales 2004	(146,559)	-	-	(146,559)
Accumulated amortization December 31, 2004	12,982,374	7,620,188	4,073,765	24,676,327

Customer contracts, net December 31, 2003	$47,816,547	$19,545,707	$6,208,877	$73,571,131

Customer contracts, net December 31, 2004	$62,403,161	$18,780,951	$3,984,973	$85,169,085

Customer contract amortization expenses (including attrition and net of use of dealer holdbacks) for the years ended December 31, 2002, 2003 and 2004 were $0, $6,891,636 and $15,804,950, respectively. Customer contracts with a cost of $2,740,532 and accumulated amortization of $146,559 were sold during 2004 primarily as a result of negotiated terms of the Lane acquisition.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

5. Goodwill and Intangibles (cont.)

Dealer relationships consist of the following:

	2003	2004
Dealer relationships January 1,	$39,958,089	$39,958,089
Purchases	-	15,432,316
Dealer relationships December 31,	39,958,089	55,390,405

Accumulated amortization December 31,	(16,844,472)	(20,860,443)
Dealer relationships, net December 31,	$23,113,617	$34,529,962

The 2004 dealer relationship purchases is primarily the result of the NACC acquisition (Note 11).

Dealer relationship amortization expense was $4,648,399, $4,447,292 and $4,015,971 for 2002, 2003 and 2004, respectively.

Other identifiable intangibles consist of the following:

	December 31,
	2003	2004
Trade name	$1,217,000	$1,627,000
Partnering relationships	874,000	874,000
Non-compete agreements	129,143	1,009,143
Accumulated amortization	(32,679)	(455,896)
	$2,187,464	$3,054,247

Other identifiable intangible assets amortization expense was $32,679 and $423,217 for the years ended December 31, 2003 and 2004, respectively.

Estimated amortization expense of customer contracts, dealer relationships, other identifiable intangible assets and deferred installation costs for the years ending December 31, 2005 through 2009 is as follows:

Year	Customer Contracts	Dealer Relationships	Other Identifiable Intangible Assets	Deferred Installation Costs	Total
2005	$10,167,911	$4,592,860	$579,954	$1,133,111	$16,473,836
2006	9,036,802	4,123,152	579,954	1,060,362	14,800,270
2007	7,835,081	3,737,704	558,430	915,498	13,046,713
2008	7,161,465	3,499,020	543,056	769,216	11,972,757
2009	6,431,194	3,259,336	498,202	594,739	10,783,471

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. Amortization expense related to attrition in 2003 and 2004 approximated $112,161 and $7,526,823, respectively. The net unamortized cost of portfolios subject to variable amortization based upon attrition was $50,833,089 as of December 31, 2004.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)
6. Long-Term Debt
Long-term debt consists of the following at:

	December 31,
	2003	2004
$5,500,000 convertible (common stock) promissory notes payable to investors maturing September 1, 2005. Quarterly installments of interest of approximately $114,075. Fixed interest rate of 9.0%; collateralized by financed accounts receivable.	$5,500,000	$5,225,000

The Company had a note with one lending institution. As of December 31, 2003, the monthly installment totaled approximately $365,000, including interest. The debt had a variable interest rate of prime plus 2.5% and $982,982, maturing in April 2004, has been fixed with an interest rate swap at 8.3%. The note was collateralized by specific monitoring contracts with recurring monthly revenue of approximately $572,000. The note with a scheduled maturity in March 2006 was repaid in December 2004.	9,032,982	-

The Company had junior debt with monthly installments of approximately $537,000 and interest rates from 9.0% to 12.0%. Balloon payments of $2,301,000, $12,758,000, $26,650,629 and $4,565,000 were due at April 30, 2004, December 15, 2004, February 1, 2007 and January 1, 2008, respectively, and some of the notes were collateralized by specific monitoring contracts and notes receivable. The notes were repaid in November 2004.	51,209,630	-

$125,000,000 senior secured notes payable to investors maturing on November 15, 2011. Interest payments are made on May 15 and November 15 of each year, beginning on May 15, 2005. Fixed interest rate of 12%. The Notes and related guarantees are collateralized by a second priority lien on substantilly all of our tangible and intangible property. The interest rate on the notes will increase by .25% per year for every 90 day period up to a maximum of 1.00% until the notes are registered with the SEC. As of May 1, 2005, the Notes are not registered and the current interest rate is 12.5%. If the Notes are not registered by November 15, 2005, the interest rate will be at the maximum of 13%. When the Notes are registered with the SEC, the interest rate will revert back to the original rate of 12%. (see Note 16)
	-	125,000,000

	65,742,612	130,225,000
Less: current portion of long-term debt	18,765,000	5,225,000
	$46,977,612	$125,000,000

In September 2002, one of the Company’s subsidiaries borrowed $5,500,000 from investors in a private offering. The promissory notes are convertible into IASG's common stock at seventy-five percent of the initial public offering price. During 2004, $275,000 of principal was converted into 39,640 shares of common stock. As a result of the initial public offering the benefit of the conversion to the note holders was $1,833,333, which is being charged to earnings as interest expense, over the remaining life of the debt (twenty-six months at time of IPO). The expense (including changes for conversions) for the years ended December 31, 2003 and 2004 were approximately $388,000 and $876,000, respectively. Upon conversion, any remaining unamortized benefit will be charged to earnings.

On November 16, 2004, the Company entered into a $30 million senior secured credit facility with LaSalle Bank N.A. The facility will bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.5%. The facility will be collateralized by a first priority perfected security interest in substantially all of our tangible and intangible property. Covenants include a minimum fixed charge coverage ratio of 2.0 times and a maximum senior secured debt to eligible recurring monthly revenue of 10.0 times. The Company had not borrowed any funds under this facility as of December 31, 2004.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

6.	Long-Term Debt (cont.)

Maturities of long-term debt exclusive of capital leases are as follows:

December 31, 2004
2005................................................................................................................................................	$5,225,000
2006................................................................................................................................................	-
2007................................................................................................................................................	-
2008................................................................................................................................................	-
2009 and thereafter......................................................................................................................	125,000,000
$130,225,000
7. Stockholders’ Equity

On July 29, 2003, the Company successfully completed its initial public offering. A total of 22,000,000 shares of common stock were issued at a per share price of $9.25. The net proceeds to the Company after underwriting commissions (7%) and other direct initial offering costs were approximately $187,403,000.

Concurrent with the offering, Messrs. McGinn, Few, Sr., Smith, Quady and the former shareholders of Criticom, were issued, in the aggregate, non-compensatory options to purchase 1,900,000 shares of the Company’s common stock (the “Shareholder Options”). The options are non-forfeitable and are exercisable as follows: (i) 30% will be immediately exercisable on the first anniversary of the offering; (ii) 30% will be immediately exercisable on the second anniversary of the offering; (iii) 40% will become immediately exercisable on the third anniversary of the offering. The exercise price of the options are equal to the per share offering price ($9.25). The shareholder options arrangement which contains a cashless exercise provision also permits the Company, at its discretion, to net-share settle the arrangement by the delivery of unregistered shares. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these shareholder options have been classified as a permanent equity instrument. Accordingly, the fair value ($8,550,000) of these shareholder options, as determined under the Black-Scholes option valuation model, has been charged to accumulated deficit with a corresponding credit to paid-in capital.

On August 27, 2003, the underwriters of the Company’s initial public offering exercised their over allotment option and an additional 982,729 common shares were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were approximately $8,454,000.

Stock-Based Compensation
The Company’s 2003 Stock Option Plan and 2004 Stock Option Plan (approved June 15, 2004) (“SOP”) permits the grant of options which may either be “incentive stock options” (“ISOs”) or “non-qualified stock options: (“NSOs”). The total number of shares of our common stock that may be issued under the SOP may not exceed 1,350,000, subject to possible adjustment in the future as described below. All employees, officers, directors, consultants and independent contractors of the Company, or of any parent, subsidiary or affiliate are eligible to be granted options.

The exercise price of an option granted under the SOP may not be less than 100% of the fair market value of the Company’s common stock on the date of grant (110% of such fair market value in the case of an ISO granted to an optionee who owns or is deemed to own stock possessing more than 10% of the combined voting power of all classes of our stock).

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

NOTES TO FINANCIAL STATEMENTS (continued)

7. Stockholders’ Equity (cont.)

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

Company stock options outstanding as of December 31, 2004 include options granted during the third quarter of 2003 to purchase 48,000 shares of common stock at a weighted average exercise price of $9.25 per share, with a weighted average contractual life remaining of 8.58 years. On June 15, 2004, stock options were issued to purchase 150,000 shares of common stock at an exercise price of $5.75 per share, with a contractual life of ten years.

Company stock options outstanding become exercisable as follows:
Period Ending	Option Plan Option Shares	Weighted Average Exercise Price	Shareholder Option Shares	Weighted Average Exercise Price

Currently exerciseable	92,166	$7.57	570,000	$9.25
December 31, 2005	31,333	$5.75	570,000	$9.25
December 31, 2006	31,333	$5.75	760,000	$9.25
December 31, 2007	31,334	$5.75	-	-
	186,166	$6.65	1,900,000	$9.25

Changes in options outstanding are as follows:

	Options	Weighted Average Exercise Price
Options outstanding Janury 1, 2003	-	-
Options issued during 2003	1,948,000	$9.25

Options outstanding December 31, 2003	1,948,000	$9.25
Options issued during 2004	150,000	$5.75
Option forfeited during 2004	(11,834)	$5.75

Options outstanding December 31, 2004	2,086,166	$9.01

SFAS No. 123 Assumptions and Fair Value
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2003	2004
Risk-free interest rate	4.02%	4.58%
Volatility	29%	29%
Expected Term (in years)	10	10
Dividend yield	0%	0%

The weighted average estimated fair value of stock options granted during the years ended December 31, 2003 and 2004 was $4.50 and $2.89 per share, respectively.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

8. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	2002	2003	2004
Current
Federal	$(267,055)	$-	$-
State	(67,613)	187,241	64,426

Total Current	(334,668)	187,241	64,426
Deferred tax (benefit) expense	(346,775)	3,339,331	353,353

Provision (benefit) for income taxes	$(681,443)	$3,526,572	$417,779

The significant components of deferred income tax (benefit) expense are as follows:

	For the Years Ended December 31,
	2002	2003	2004
Deferred tax benefit recognized as a result of
change from "S" to "C" corporation status	$-	$3,504,945	$-

Deferred tax (benefit) expense	(388,766)	(1,039,464)	(4,298,529)

Net operating loss carryforward	41,991	(4,738,312)	55,990

Valuation allowance	-	5,612,162	4,595,892
Deferred income tax (benefit) expense	$(346,775)	$3,339,331	$353,353

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2004 are as follows:

	2003	2004
Current deferred tax assets (liabilities):
Allowance for bad debts	$607,570	$679,089
Accrued expenses and reserves	-	763,678
Current deferred tax assets	607,570	1,442,767
Valuation allowance	(607,570)	(1,442,767)
Net current deferred tax assets (liabilities)	-	-
Long term deferred tax assets (liabilities):
Charitable contributions carryforward	466	5,496
Customer contracts	26,099,266	29,861,908
Non-compete agreements	(3,114)	(242,270)
Dealer relationships	(5,699,584)	(4,586,103)
Depreciation	(99,745)	(151,242)
Net operating loss carryforward	7,727,764	6,855,235
Other intangibles- tax goodwill		(310,629)
Net long term deferred tax assets (liabilities)	28,025,053	31,432,395
Valuation allowance	(28,784,478)	(32,545,173)
Net deferred tax assets (liabilities)	$(759,425)	$(1,112,778)

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

8. Income Taxes (cont.)

The deferred tax liability of $759,425 and $1,112,778 as of December 31, 2003 and 2004, respectively, represents the state deferred tax liability of IASG which cannot be offset by the state deferred tax asset of its subsidiaries due to the companies being subject to state taxes in different state tax jurisdictions and deferred tax liabilities relating to tax goodwill basis differences associated with acquisitions.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 34% as follows:

	December 31,
	2002	2003	2004

Pretax (loss) at statutory tax rate	(34.00)%	(34.00)%	(34.00)%
Effect of state taxes, net of federal benefit	-%	1.01%	0.38%
Effect of net deferred state taxes, net of federal benefit	(1.94)%	(0.90)%	(0.34)%
Tax expense due to conversion from "S" corporation to "C" corporation	-%	18.97%	-%
Valuation allowance	-%	30.37%	40.67%
Effect of changes in state tax rates and tax return true-up	-%	-%	(11.33)%
Limitations on deferred tax assets due to section 382	-%	1.95%	-%
"S" corporation loss	30.02%	0.95%	-%
LLC income	(0.54)%	-%	-%
Reversal of a tax liabiltiy for a tax year no longer subject to an examination	(4.22)%	-%	-%
Effect of permanent differences	-%	2.89%	8.26%
Other, net	(0.09)%	(2.15)%	0.06%
Provision (benefit) for income tax	(10.77)%	19.09%	3.70%

C corporation loss before provision for income taxes was, $840,936 and $18,302,306 for the years ended December 31, 2002 and 2003, respectively.

As a result of the merger of KC Acquisition with IASG during January 2003, KC Acquisition, KCF, Morlyn and Criticom are no longer considered flow through entities to their shareholders and members and, therefore, must record current and deferred income taxes from their earnings and losses, and recognize the tax consequences of "temporary differences" between financial statement and tax basis of existing assets and liabilities. At the time of the change in the tax status from an “S” corporation to a “C” corporation, the Company incurred an additional deferred tax liability of approximately $3.5 million. This is a component of income tax expense in 2003.

At December 31, 2004, the Company has approximately $28,112,000 of net operating loss carryforwards, which begin to expire in 2020. As the result of ownership changes caused by the IPO and related to the acquisition of Lane, approximately $23,605,000 of these net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which significantly limits the Company’s ability to utilize these net operating losses on an annual basis. As a result of IRC Section 382 limitations approximately $9,268,000 of the net operating loss can not be utilized. Additionally, as a result of the acquisition of Lane, the Company acquired customer contracts that have a tax basis that is approximately $28,539,000 in excess of book basis. A portion of this excess tax basis is considered to be a built-in loss pursuant to IRC Section 382 and is also subject to an IRC Section 382 limitation, which significantly limits the Company’s ability to utilize the tax amortization deduction from these contracts on an annual basis. The Company reduced the gross carrying value of its deferred tax assets to reflect the amount that will not be utilized due to section 382 in the amount of $7,523,372 and $4,963,322 in 2003 and 2004, respectively.

During 2003, a valuation allowance of $36,915,420 was established. The 2003 deferred tax assets and valuation allowance were reduced by $7,523,372 to reflect the amount of deferred tax asset that can not be utilized due the IRC Section 382, resulting in a net valuation allowance of $29,392,048. The valuation allowance established in 2003 represented $23,779,886 as a result of acquisitions and $5,612,162 as a result of operations. During 2004, the valuation allowance increased as a result of operations by $4,595,892 to $33,987,940.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

8. Income Taxes (cont.)

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

9. Loss Per Common Share

Loss per common share is as follows:

	December 31,
	2002	2003	2004
Numerator:
Net income (loss)	$(5,647,212)	$(22,004,560)	$(11,717,043)
Denominator:
Weighted average shares outstanding	592,785	11,263,455	24,667,960
Basic and diluted income (loss) per share	$(9.53)	$(1.95)	$(0.47)

For the years ended December 31, 2003 and 2004 there were outstanding promissory notes which are convertible into 792,793 and 753,153 shares of common stock, respectively, at a price of $6.94 per share, and options outstanding to acquire 1,948,000 shares of the Company’s common stock at a price per share of $9.25 in both 2003 and 2004. Also, in 2004, options were issued and are outstanding to acquire 138,166 shares of the Company’s common stock at a price per share of $5.75. The shares issuable upon exercise of such options have not been included as common stock equivalents for any periods presented, as their impact would be anti-dilutive.

10. Commitments and Contingencies

Leases

The Company is obligated under operating leases for facility, property and equipment expiring at various dates through February 2010. Rent expense amounted to $635,602, $465,385 and $1,601,404 for the years ended December 31, 2002, 2003 and 2004, respectively.

In addition, the Company leases vehicles, telephone systems and computer equipment under capital leases.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies (cont.)

Minimum future annual rental commitments under non-cancelable capital and operating leases at December 31, 2004 are as follows:

Year	Capital	Operating
2005	$524,667	$1,596,046
2006	314,457	1,455,998
2007	210,188	972,534
2008	140,446	584,665
2009	1,998	328,746
Thereafter	-	50,958
		$4,988,947
Total minimum lease payments	1,191,756
Amounts representing interest	(156,267)
Present value of minimum lease payments	1,035,489
Current portion	(459,987)
Long-term portion	$575,502

In April 2003, the Company entered into a three-year contract with a committed two-year term with AT&T, Inc. for communications services. The minimum annual commitments and billing rates were renegotiated effective November 11, 2004. The terms of the agreement require the Company to use $1,360,000 in services in the first year and $1,250,000 per year in years two through four. Expense incurred under agreements with AT&T in 2002, 2003 and 2004 was $1,921,885, $1,540,879 and $1,684,047, respectively.

In September 2003, the Company entered into a five year lease for office space for its headquarters in Albany, NY. The lease is for approximately 21,000 square feet. The lease period is November 15, 2003 through November 14, 2008. The lease has a five year renewal option. Annual rents will be $190,000 for years one and two and $225,000 for years three through five.

Litigation
In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against the Company in the Superior Court of New Jersey, Camden County for unspecified damages in connection with the Company’s purchase of certain alarm monitoring contracts from B&D. B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that the Company’s subsequent purchase of contracts from B&D constitutes tortious interference, that the Company utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that the Company purchased from B&D. The Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

In May 2003, a former employee of McGinn, Smith & Co., Inc. brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies (cont.)

the State of New York seeks damages of $10,000,000. The Court’s decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee and the Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Executive compensation
In connection with the acquisition of AHS, the Company entered into a three year employment agreement with the former owner of AHS. The agreement provides for annual compensation of $420,000 and an annual bonus commencing in 2004 equal to 19% of the amount by which AHS’s pre-tax income (as defined in the agreement) for such year exceeds $1,250,000. The Company has the option to make a one-time payment up to 125% of AHS’ pre-tax income to the employee under a bonus buy-out provision as defined in the agreement, at which time the Company would have no further annual bonus obligation to the employee. The employee for calendar years 2006-2009 has the right to elect a bonus buy-out. Furthermore, the bonus buy-out shall automatically trigger upon the expiration of the employment term, and under other circumstances as defined in the agreement. The agreement also provides that during the employment term, the employee on an annual basis will be granted options to acquire Company common stock if AHS achieves certain earnings levels. Such option grants may result in future charges to earnings. The required level of earnings was not met for 2004 and therefore no bonus or options were earned by the employee for the year.

11. Acquisitions

All goodwill on acquisitions completed in 2003 and 2004 was recorded in the alarm monitoring retail services segment.

The Company purchased substantially all of the assets and assumed certain liabilities of National Alarm Computer Center, Inc. a unit of Tyco International Ltd.’s Fire and Security Segment (NYSE: TYC) and certain assets from Tyco (collectively “NACC”) on November 19, 2004 for a total purchase price of $50.6 million. The amount paid due to NACC for the purchase of the business was approximately $50,600,000. This represents the contractual purchase price of $49,189,727 and a working capital adjustment (net of cash) of approximately $1,410,000. The preliminary purchase price allocation which was based upon management’s best estimates of fair value was subject to an independent valuation. The purchase price allocation is preliminary because it was subject to a working capital adjustment finalized with the seller after year end. The final working capital adjustment proposed by the seller was accepted by the Company. The amount due to the seller was approximately $280,000.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

11. Acquisitions (cont.)

The preliminary purchase price allocation (net of cash) is as follows:

November 19, 2004
Assets:
Accounts receivable	$1,314,021
Inventories	68,790
Prepaid expenses	75,333
Property and equipment	1,100,000
Notes receivable	25,382,073
Dealer relationships	15,010,000
Customer contracts	6,660,000
Other identifiable intangibles	1,020,000
Goodwill	2,328,879
Total Assets	52,959,096

Liabilities:
Accounts payable	811,395
Accrued expenses	252,472
Deferred revenue	1,295,229
Total Liabilities	2,359,096
Net Purchase Price	$50,600,000

The following unaudited pro forma combined results of operations have been prepared as if the NACC acquisition had occurred as of the beginning of the period presented.

	Year Ended December 31,
	2003	2004
Revenue:
Monitoring fees	$34,252,653	$33,565,360
Customer accounts	21,134,509	55,125,848
Billing fees	112,127	-
Related party monitoring fees	292,968	170,876
Related party placement fees	90,437	-
Service and installation	2,325,957	5,590,796
Total Revenue	58,208,651	94,452,880

Income (loss) from operations	(2,571,537)	(2,871,376)
Income (loss) before income taxes	(23,977,761)	(15,460,957)
Net income (loss)	$(27,740,619)	$(15,918,736)
Net income (loss) per share	$(2.46)	$(0.65)

The proforma results of operations do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the periods presented, or to predict the Company's results of operations for any future period.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

11. Acquisitions (cont.)
During May 2004, the Company acquired the alarm portfolio and certain other assets of Alliant Protection Services, Inc. for a total purchase price of $14.5 million. The purchase price allocation, which is final, was subject to an independent valuation. The purchase price has been allocated to:

May 21, 2004
Assets:
Accounts receivable	$780,000
Customer contracts	8,730,000
Non-compete agreement	270,000
Goodwill	5,793,000
Total Assets	15,573,000

Liabilities:
Current Liabilities	1,073,000
Net Purchase Price	$14,500,000

The final purchase price allocation during the fourth quarter 2004 resulted in an increase in customer contracts of $18,000, and established a non-compete agreement with a value of $270,000 and an offsetting decrease in goodwill of $288,000. Most, if not all, of the goodwill will be tax deductible and will reside in the retail services segment. The operating results of Alliant have been included in the Company’s consolidated results since the date of acquisition (May 21, 2004). The pro forma revenue and results of operations for this acquisition, had the acquisition occurred at the beginning of 2003 and 2004, are not significant, and accordingly, have not been provided.

On December 15, 2003, the Company purchased all of the issued and outstanding capital stock of Lane Security, Inc. (“Lane”) for approximately $42 million in cash. The funds used to acquire Lane were derived from the Company’s working capital. The Company acquired all of Lane’s issued and outstanding capital stock from Lane’s parent corporation, Lane Industries, Inc. (“Parent”), a privately held corporation. Lane, through its primary operating affiliate, Protection Service Industries, L.P. of Riverside, California, installs, services and monitors commercial and residential alarm systems in Arizona, California and New Mexico. Also included in the acquisition were accounts receivable, inventory, property and equipment and other operating assets. Liabilities assumed included capitalized leases, accounts payable, accrued expenses and other current liabilities. The purchase price was subject to a working capital adjustment which is defined in the acquisition agreement. The working capital adjustment in April of 2004 resulted in the Company receiving $1,378,000 in cash and recording a similar reduction to goodwill. The Company and Parent (the seller) arrived at the final (anniversary date) purchase price adjustment in April 2005. The primary components of the final payment were the $2,350,000 cash payment for additional customer contracts at a cost of $950,000 and return settlement of $1,400,000 of seller holdbacks funds in excess of what was required to fund portfolio attrition. During 2004, as part of the initial purchase agreement, the Company sold a portion of the customer contracts acquired. The sales price was primarily allocated to credit customer contracts approximately $2,740,000 and credit goodwill approximately $1,726,000. The results of Lane are included in the Company results from the date of acquisition (December 15, 2003).

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

11. Acquisitions (cont.)

The allocation of the purchase price of approximately $41,877,000 is as follows:
December 15, 2003
Assets:
Current assets (including cash of $315,000)	$3,752,000
Property and equipment	3,399,000
Intangibles, principally customer contracts	28,547,000
Goodwill	16,253,000
Total assets	51,951,000

Liabilities:
Current liabilities	9,827,000
Other	247,000
Total liabilities	10,074,000
Net purchase price	$41,877,000

Integrated Alarm Services, Inc. (IASI) which was acquired on January 31, 2003 provides financing and capital to independent security alarm dealers throughout the United States. IASI provides working capital to the independent dealers necessary for the growth of the dealers’ business and financing for acquisitions. IASI has built a vertically integrated infrastructure, capable of handling all aspects of financing for independent alarm dealers including due diligence, billing and collections and the securitizing of alarm contracts. IASI owns a significant portfolio of residential and commercial alarm contracts and contracts assumed upon the foreclosure of loans to dealers for which it provides monitoring services (through IASG and other non-affiliated entities) to its customers. The acquisition of IASI was strategically important to the Company due to the complimentary services it provided to dealers and the ability to expand into an additional market segment.

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

The preliminary allocation of the purchase price of approximately $11,560,000 is as follows:
January 31, 2003
Assets:
Current Assets (including cash of $8,082,000)	$10,735,000
Customer contracts	33,105,000
Goodwill	51,892,000
Other	21,396,000
Total assets	$117,128,000

Liabilities and Stockholders' Deficit:
Current liabilities	$16,415,000
Long-term debt, net of current protion	109,705,000
Other	913,000
Total liabilities	127,033,000

Total stockholders' deficit [purchase price of $11,560,000, net
of predecessor cost basis of $(21,465,000)]	(9,905,000
Total liabilities and stockholders' deficit	$117,128,000

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

11. Acquisitions (cont.)

The allocation of the purchase price was finalized during the third quarter of 2003. As a result of finalizing the purchase price allocation, goodwill was increased and customer contracts were decreased by approximately $8,876,000. In addition, a reduction to amortization expense of approximately $1,308,000 was recorded in the third quarter of 2003 as a result of the finalization of the purchase price allocation. The goodwill resulting from the acquisition is non-deductible for income tax purposes.

The following unaudited proforma combined results of operations have been prepared as if the IASI and Lane acquisitions had occurred as of the beginning of the period presented.

	Year Ended December 31,
	2002	2003
Revenue:
Monitoring fees	$25,328,891	$24,099,653
Customer accounts	42,268,994	39,577,106
Installation	5,558,734	4,725,541
Billing fees	558,347	112,127
Related party monitoring fees	206,891	151,983
Service and subcontractor fees	302,750	681,854
Total Revenue	$74,224,607	$69,348,264

Income (loss) from operations	$(4,059,709)	$(22,976,456)
Loss before income taxes	$(13,070,705)	$(36,665,692)
Net loss	$(12,690,705)	$(40,192,264)
Net loss per share	$(21.41)	$(3.57)

The proforma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisitions been affected for the periods presented, or to predict the Company’s results of operations for any future periods.

The 2003 results included an impairment charge for Lane of $15,164,613 which was recorded by Lane prior to the acquisition date.

On November 21, 2003, the Company acquired all of the outstanding stock of American Home Security, Inc. (AHS) and certain assets of Emergency Response Network, Inc. (ERN), (collectively referred to as the acquirees) for approximately $15.0 million inclusive of direct acquisition costs. The acquirees install and service residential alarm monitoring systems in the Nevada area. The acquisition has been accounted for as a purchase and the results of the acquirees are included in the Company’s results of operations from the date of acquisition (November 21, 2003). In addition the former owner of AHS will receive additional consideration of up to 130,000 shares of Company common stock and up to 140,000 Company stock options, if AHS achieves certain earnings levels in 2004. Furthermore, the Company entered into a three year employment agreement with the former owner of AHS. The agreement provides for annual compensation of $420,000 and an annual bonus commencing in 2004 equal to 19% of the amount by which AHS’s pre-tax income (as defined in the agreement) for such year exceeds $1,250,000. The Company has the option to make a one-time payment up to 125% of AHS’ pre-tax income to the employee under a bonus buy-out provision as defined in the agreement, at which time the Company would have no further annual bonus obligation to the employee. The employee for calendar years 2006-2009 has the right to elect a bonus buy-out. Furthermore, the bonus buy-out shall automatically trigger upon the expiration of the employment term, and under other circumstances as defined in the agreement. The agreement also provides that during the employment

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

11. Acquisitions (cont.)

term, the employee on an annual basis, will be granted options to acquire Company common stock if AHS achieves certain earnings levels. The contingent consideration which includes Company common stock and stock options issuable upon the achievement of certain earnings levels, may result in future charges to earnings. The required level of earnings was not met for 2004 and therefore no bonus was earned or options were required to be granted to the employee for the year.

The purchase price has been allocated to the fair value of assets acquired and liabilities assumed on the date of acquisition, as follows:
November 21, 2003

Current assets (includes cash of $33,000)	$411,000
Customer contracts	5,905,000
Other identifiable intangibles	1,086,000
Goodwill	8,144,000
Other assets	8,000
Total assets	15,554,000

Current liabilities	537,000
Net purchase price	$15,017,000

For the acquisitions of AHS and ERN pro forma revenue, net loss and net loss per share have not been presented, since the impact of these acquisitions were immaterial to IASG operations.

In September 2002, the Company, through a newly formed wholly owned subsidiary (Criticom-IDC), acquired 100% of the common stock of Criticom International Corporation (Criticom), a wholesale alarm monitoring business located in Minneapolis, Minnesota and acquired a 5.03% interest in Royal Thoughts, LLC, a Minnesota limited liability company engaged in the development of new monitoring applications and monitoring technologies for emerging markets. The investment in Royal Thoughts, LLC was valued at zero. The purchase price was $4,319,087, net of cash acquired of $579,591, which consisted of $1,000,000 in cash, 155,911 shares of the Company's common stock, as well as a note totaling $685,000. Additional shares of the Company’s common stock may be issued to the sellers based on the future performance of Criticom. In 2003, Criticom achieved its performance targets, as a result, the former shareholders of Criticom received 68,182 shares of Company common stock with an aggregate value of $630,684 resulting in a corresponding amount of goodwill. At December 31, 2003, shares totaling 34,091 were issued and the remaining shares were issued in 2004 and are included in common stock subscribed at December 31, 2003. The transaction was accounted for under the purchase method of accounting.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

11. Acquisitions (cont.)

The allocation of the purchase price of $4,319,087 is as follows:

Assets:	September 26, 2002

Dealer relationships	$6,098,443
Accounts receivable	877,376
Prepaid expenses and other assets	240,996
Property and equipment	862,838
Due from related party	484,018
Total Assets	8,563,671

Liabilities
Accounts payable and accrued expenses	550,093
Deferred revenue	1,389,489
Capital leases	554,582
Long-term debt	1,750,420
Total Liabilities	4,244,584
Net Purchase Price	$4,319,087

The following unaudited proforma combined results of operations have been prepared as if the acquisition has occurred as of the beginning of the period presented.

Year Ended
December 31, 2002
Revenue:
Monitoring fees	$23,592,544
Billing fees	568,243
Related party monitoring fees	1,358,126
Related party placement fees	1,236,227
World Trade Center disaster recovery program	1,945,272
Total revenue	$28,700,412
Income (loss) from operations	$(714,738)
Income (loss) before income taxes	$(6,393,526)
Net income (loss)	$(5,603,769)
Net income (loss) per share	$(9.45)

The proforma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisition been affected for the periods presented, or to predict the Company’s results of operations for any future periods.

In January 2002, the Company acquired certain operating assets of RTC Alarm Monitoring Services (RTC), a wholesale security system alarm monitoring business located in Roseville, California. No liabilities were assumed by the Company. The transaction was accounted for under the purchase method of accounting.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

11. Acquisitions (cont.)

The allocation of the purchase price of $5,088,057 is as follows:

Dealer relationships	$4,375,046
Equipment	500,000
Accounts receivable	213,011

Net assets acquired	$5,088,057

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

In April 2002, the Company settled an outstanding legal dispute related to the failed merger of the Company and SAI. As part of the Monital acquisition, the Company obtained financing of $1,500,000 from SAI. The funds were used to purchase Monital and pay related expenses. The note was originally due December 31, 2001 with interest of $225,000. The litigation settlement modified the note agreement and as a result $957,275 was recorded as other income for the year ended December 31, 2002. The remaining debt obligation was paid in full in December 2002.

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

IASG provides alarm monitoring services to related parties which are owned by stockholders of the Company. Revenue earned from these alarm monitoring services was $1,565,017, $292,968 and $ 170,876 for the years ended December 31, 2002, 2003 and 2004, respectively, of which $1,358,126, $140,985 and $0, respectively, was from IASI.

In 2001 and 2002, IASG and IASI were in negotiations over alarm monitoring services provided by IASG to customers of IASI that IASI claims should have been disconnected from service. IASG granted IASI concessions on alarm monitoring services of $35,000 for the year ended December 31, 2002.

Morlyn provides due diligence and other related services to IASI. Revenue earned from these services was $1,236,227 and $90,437 for the years ended December 31, 2002 and 2003, respectively.

The Company incurred $1,284,922 and $914,229 respectively, in related party interest for the years ended December 31, 2002 and 2003, of which $621,155 and $167,359, respectively, was to IASI.

Suzanne Sweeney, the daughter of Mr. Few, Sr. (Vice Chairman and President), is Director of Legal Affairs, and has received aggregate compensation of approximately $108,000, $121,000 and $130,000 for fiscal years 2002, 2003 and 2004, respectively.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

12. Related Party Transactions (cont.)

Jeffrey Few, the son of Mr. Few, Sr. is Vice President of Sales for Morlyn, and has received aggregate compensation of approximately $105,000, $112,000 and $135,000 for fiscal years 2002, 2003 and 2004, respectively.

Thomas J. Few, Jr., the son of Mr. Few, Sr. is Vice President of Sales and Marketing West Coast Operations—Criticom International Corp., and has received aggregate compensation of approximately $93,000, $97,000 and $127,000 for fiscal years 2002, 2003 and 2004, respectively.

Robert W. Few, the son of Mr. Few, Sr. is Vice President of East Coast Operations—Criticom International Corp., and has received aggregate compensation of approximately $55,000, $80,000 and $96,000 for fiscal years, 2002, 2003 and 2004, respectively.

Mary Ann McGinn, the wife of Mr. McGinn (Chairman of the Board and Chief Executive Officer), was Senior Vice President—Legal Affairs and remains a consultant to our Company through 2005. She has received aggregate compensation of approximately $5,000, $95,000 and $132,000 for fiscal years 2002, 2003 and 2004, respectively.

Amounts due from related parties at:

	December 31,
	2003	2004
Unreimbursed disbursements:
SPT Trusts	$143,064	$27,050
Capital Trust	71,356	38,536
Other Trusts	17,880	5,069
	$232,300	$70,655

Amounts due to related parties at:

	December 31,
	2003	2004
Undistributed collections:
SPT Trust	$137,599	$-
Other Trusts	15,604	4,009
	$153,203	$4,009

13. Fair Value of Financial Instruments

Fair value estimates, assumptions, and methods used to estimate the fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”. The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

The carrying values of the Company’s financial instruments (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenue) as of December 31, 2003 and 2004 are a reasonable estimate of their fair value due to the short-term nature of the instruments. The carrying value of the Company’s bank debt and notes receivable approximates fair value, because substantially they are the result of recent transactions. The notes receivable acquired as a result of the acquisition of NACC were discounted to fair values as of the November 19, 2004 acquisition date. The $125,000,000 of senior secured notes payable were entered into on November 16, 2004.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

13. Fair Value of Financial Instruments (cont.)

Swap Arrangements
At December 31, 2003 the Company had an interest rate SWAP arrangement (maturing March 15, 2004) to fix the interest rate at 8.3% on approximately $983,000 of floating rate senior debt. The interest rate SWAP does not qualify as a hedge, accordingly changes in fair value are recorded as interest expense in the statement of operations. The fair value of the SWAP at December 31, 2003 was approximately $2,509. At December 31, 2004 the Company had no interest rate SWAP arrangements outstanding.

14. Benefit Plans

Effective September 1, 2004, the parent Company and its subsidiaries merged their three 401(k) plans into one plan which provides benefits to all Company employees meeting customary eligibility requirements. The Company matches 50% of employees’ contributions up to 6% of employee compensation. The Company matching contributions are discretionary and subject to management review and approval. The total expense for all 401(k) plans was approximately $10,000 and $168,000 for the years ended December 31, 2003 and 2004, respectively.

The Company maintained various plans that provided health, dental and life insurance benefits to all eligible employees. IASI, PSI and other acquired companies, provide health care coverage to their employees primarily through locally sponsored health maintenance organization plans. The total cost of health, dental and life insurance benefits was $854,278, $979,660 and $1,290,909 for the years ended December 31, 2002, 2003 and 2004, respectively.

15. Segment and Related Information

IASG has two reportable segments: (1) Alarm-Monitoring wholesale services and (2) Alarm-Monitoring retail services. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is affected by similar economic conditions. The Company has determined its reportable segments based on its method of internal reporting which is used by management for making operational decisions and assessing performance.

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies, as outlined in Note 2. Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the years ended December 31, 2003 and 2004. Prior to January 31, 2003, the Company operated in only one segment, alarm-monitoring services. The acquisition of IASI and affiliates established the new segment, Alarm-monitoring retail services for independent alarm-monitoring dealers. Intersegment revenues have been eliminated.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

15. Segment and Related Information (cont.)

Summarized financial information for the years ended December 31, 2003 and 2004, concerning the Company's reportable segments is shown in the following tables:

For the year ended December 31, 2004:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Consolidated Total
Total revenue	$24,274,146	$56,095,014	$80,369,160
Intersegment revenue	3,416,137	-	3,416,137
Interest income	45,515	1,407,712	1,453,227
Interest expense	1,218,454	7,667,450	8,885,904
Income (loss) before income taxes	(4,934,663)	(6,364,601)	(11,299,264)
Income tax expense	11,905	405,874	417,779
Total assets	66,099,835	235,984,346	302,084,181
Goodwill	7,849,426	83,585,098	91,434,524
Capital expenditures	1,931,810	2,086,392	4,018,202
Purchase of contracts, dealer relationships and businesses	18,730,432	60,890,518	79,620,950
Depreciation and amortization	4,895,882	18,116,708	23,012,590

Alarm- monitoring wholesale services and alarm-monitoring retail services each include corporate allocations for general and administrative expenses of $2,599,990, interest expense of $1,183,768, amortization of debt issuance costs of $139,429 and interest income of $45,515. Each segment also includes allocated corporate assets of $14,884,915.

For the year ended December 31, 2003:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Consolidated Total
Total revenue	$24,392,622	$16,474,976	$40,867,598
Intersegment revenue	1,292,264	-	1,292,264
Interest income	150,652	1,463,017	1,613,669
Interest expense	3,032,512	10,537,334	13,569,846
Income (loss) before income taxes	(3,304,303)	(15,173,685)	(18,477,988)
Income tax expense	3,526,572	-	3,526,572
Total assets	36,034,265	205,002,065	241,036,330
Goodwill	7,849,427	77,666,558	85,515,985
Capital expenditures	196,089	407,680	603,769
Purchase of contracts and businesses	-	60,563,731	60,563,731
Depreciation and amortization	5,235,638	7,086,920	12,322,558

Alarm- monitoring wholesale services and alarm-monitoring retail services each include corporate allocations for general and administrative expenses of $1,064,903 and interest expense of $245,250. The segments also included a corporate allocation of interest income of $150,652 and $545,002, respectively. In addition, the segments included allocated corporate assets of $371,689 and $497,607, respectively.

16. Subsequent Events
 The Company did not timely file its Form 10-K for the year ended December 31, 2004 due to delays encountered by Company management in completing its report regarding internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002, significant growth through acquisitions and major system changes. On April 28, 2005, Company management attended a hearing with NASDAQ and the Company was granted an extension of time until June 27, 2005 to file its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the quarter ended March 31, 2005.

In November 2004, the Company issued $125,000,000 aggregate principal amount of 12% Senior Secured Notes due 2011 (the “Notes”) pursuant to an indenture, dated as of November 16, 2004 (the “Indenture”), between the Company, the subsidiary guarantors parties thereto, and Wells Fargo Bank, N.A., as trustee (the “Trustee”). In March 2005, the Company failed to, among other things, file with the Securities and Exchange Commission and to furnish to holders of the Notes its Annual Report on Form 10-K of the year ended December 31, 2004 (the “Form 10-K”) as required by the Indenture. On April 5, 2005, the Trustee sent to the Company a notice of default relating to the aforementioned defaults (the “Defaults”). On May 4, 2005, the holders of a majority of the outstanding Notes waived the Defaults and their consequences through June 13, 2005 and compliance with the Indenture through June 27, 2005 with respect to the timely filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the “Form 10-Q”). The Company's filing of its Form 10-K has made the waivers permanent with respect to the Defaults. If the Company is unable to file the Form 10-Q by June 27, 2005, the Trustee could send the Company a notice of default with respect to such failure to file and the Trustee or the holders of 25% or more in aggregate principal amount of the Notes could declare the Notes due and payable if the Company is unable to file the Form 10-Q (and cure any other related defaults of which notice was given) within 30 days of the giving of the notice or obtain an additional waiver from the noteholders.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (continued)

17. Selected Quarterly Financial data (Unaudited)

	March 31	June 30	September 30	December 31
	(amounts in thousands, except for per share amounts)
2004
Total revenue	$18,208	$19,519	$21,901	$20,741
Gross margin	11,140	12,477	13,072	10,932

Net income (loss)	$(1,071)	$(368)	$(2,147)	$(8,131)
Basic and diluted income (loss) per share	$(0.04)	$(0.01)	$(0.09)	$(0.33)
Weighted average number of shares of
common stock outstanding	24,640	24,669	24,681	24,681

2003
Total revenue	$8,754	$9,763	$9,732	$12,619
Gross margin	4,888	5,875	5,485	8,140

Net income (loss)*	$(10,863)	$(5,254)	$(4,366)	$(1,523)
Basic and diluted income (loss) per share	$(8.44)	$(3.30)	$(0.25)	$(0.06)
Weighted average number of shares of
common stock outstanding	1,287	1,591	17,269	24,584

* The first quarter of 2003 includes tax expense of approximately $3.5 million due to the Company’s change in tax status from an “S” corporation to a “C” corporation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Alarm Services Group, Inc.

Dated: June 13, 2005	By: /s/ Timothy M. McGinn
Timothy M. McGinn
Chairman of the Board and Chief Executive Officer

Dated: June 13, 2005	By: /s/ Michael T. Moscinski
Michael T. Moscinski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

 Date     Title     Signature

Dated: June 13, 2005	Chairman of the Board ,	By: /s/ Timothy M. McGinn
	Chief Executive Officer and	Timothy M. McGinn
Principal Executive Officer

Dated: June 13, 2005	Vice Chairman and President	By: /s/ Thomas J. Few, Sr.
Thomas J. Few, Sr.

Dated: June 13, 2005	Executive Vice President	By: /s/ Curtis E. Quady
Curtis E. Quady

Dated: June 13, 2005	Executive Vice President	By: /s/ Brian E. Shea
Brian E. Shea

Dated: June 13, 2005	Chief Financial Officer and	By: /s/ Michael T. Moscinski
	Principal Accounting Officer	Michael T. Moscinski

Dated: June 13, 2005	Executive Vice President	By: /s/ Robert B. Heintz
Robert B. Heintz

Date     Title      Signature

Dated: June 13, 2005	Director	By: /s/ Raymond C. Kubacki
Raymond C. Kubacki

Dated: June 13, 2005	Director	By: /s/ John W. Mabry
John W. Mabry

Dated: June 13, 2005	Director	By: /s/ Ralph S. Michael III
Ralph S. Michael III

Dated: June 13, 2005	Director	By: /s/ R. Carl Palmer, Jr.
R. Carl Palmer, Jr.

Dated: June 13, 2005	Director	By: /s/ David L. Smith
David L. Smith

Dated: June 13, 2005	Director	By: /s/ Timothy J. Tully
Timothy J. Tully