Form 10-Q
period 2005-03-31
INTEGRATED ALARM SERVICES GROUP INC
filed 2005-06-27
CIK 1200022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

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
Yes __ No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

As of June 14, 2005 there were 24,681,462 shares of the registrant's common stock outstanding.

TOC

TOC

Integrated Alarm Services Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	March 31,
	2004	2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,554,609	$26,853,950
Current portion of notes receivable	5,186,965	19,510,397
Accounts receivable, net	6,289,787	6,737,464
Inventories	1,233,785	1,078,899
Prepaid expenses	1,127,581	1,536,522
Due from related parties	70,655	136,448
Total current assets	45,463,382	55,853,680
Property and equipment, net	7,926,324	7,774,069
Notes receivable, net	22,211,283	5,068,331
Dealer relationships, net	34,529,962	33,381,747
Customer contracts, net	85,169,085	93,280,544
Deferred installation costs, net	5,946,059	7,069,169
Goodwill	91,434,524	91,194,427
Debt issuance costs, net	5,322,089	5,334,144
Other identifiable intangibles, net	3,054,247	2,909,259
Restricted cash	757,104	1,399,714
Other assets	270,122	236,663
Total assets	$302,084,181	$303,501,747

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,225,000	$4,970,000
Current portion of capital lease obligations	459,987	374,645
Accounts payable	3,720,197	1,933,887
Accrued expenses	9,185,263	13,904,706
Current portion of deferred revenue	9,756,134	10,311,003
Other liabilities	160,809	106,509
Total current liabilities	28,507,390	31,600,750

Long-term debt, net of current portion	125,000,000	125,000,000
Capital lease obligations, net of current portion	575,502	506,937
Deferred revenue, net of current portion	4,034,675	4,636,130
Deferred income taxes	1,112,778	1,222,158
Other liabilities	-	45,190
Due to related parties	4,009	8,065
Total liabilities	159,234,354	163,019,230

Commitments and Contingencies

Stockholders' equity:

Preferred stock, $0.001 par value; authorized 3,000,000 shares and none issued and outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 24,681,462 at December 31, 2004 and March 31, 2005	24,682	24,682
Paid-in capital	206,566,067	206,785,008
Accumulated deficit	(63,740,922)	(66,327,173)
Total stockholders' equity	142,849,827	140,482,517
Total liabilities and stockholders' equity	$302,084,181	$303,501,747

The accompanying notes are an integral part of the consolidated financial statements.

TOC

Integrated Alarm Services Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2004 and 2005
(unaudited)

	For the Three Months Ended March 31,
	2004	2005
Revenue:
Monitoring fees	$5,787,406	$7,822,068
Revenue from customer accounts	11,178,804	14,281,782
Related party monitoring fees	25,480	32,736
Service, installation and other revenue	1,216,060	2,321,349
Total revenue	18,207,750	24,457,935

Cost of revenue (excluding depreciation and amortization)	7,067,994	10,285,449
	11,139,756	14,172,486
Operating expenses:
Selling and marketing	1,115,962	1,159,358
Depreciation and amortization	5,012,521	6,113,608
Loss (gain) on sale of assets	402	187
General and administrative	5,058,998	6,140,157
Total operating expenses	11,187,883	13,413,310

Income (loss) from operations	(48,127)	759,176
Other income (expense):
Other income, net	(3,080)	-
Amortization of debt issuance costs	(259,850)	(274,200)
Interest expense	(1,705,172)	(4,185,515)
Interest income	324,671	1,254,669
Income (loss) before income taxes	(1,691,558)	(2,445,870)
Income tax expense (benefit)	(620,542)	140,381
Net income (loss)	$(1,071,016)	$(2,586,251)
Basic and diluted income (loss) per share	$(0.04)	$(0.10)
Weighted average number of common
shares outstanding	24,639,949	24,681,462

The accompanying notes are an integral part of the consolidated financial statements.

TOC

Integrated Alarm Services Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2005
(unaudited)

	For the Three Months Ended March 31,
	2004	2005

Cash flows from operating activities:
Net income (loss)	$(1,071,016)	$(2,586,251)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	5,012,521	6,113,608
Amortization of deferred installation costs, net	18,931	109,167
Amortization of debt issuance costs	259,850	274,200
Interest expense - non-cash, notes	211,539	218,941
Provision for bad debts	401,860	39,178
Deferred income taxes	(683,767)	109,380
Earned discount on notes receivable	-	(317,834)
Loss (gain) on sale of property and equipment	402	187
Changes in assets and liabilities, net of effects of
acquisitions and non-cash transactions:
Accounts receivable	(1,054,438)	(486,855)
Inventories	103,072	154,886
Prepaid expenses	(275,299)	(408,941)
Other assets	(121,898)	33,459
Deferred installation costs	(1,605,272)	(1,460,547)
Due from/to related parties	(64,619)	(61,737)
Accounts payable and accrued expenses	(828,309)	3,081,167
Deferred revenue	(6,759)	394,689
Deferred installation revenue	1,112,612	989,905
Other liabilities	(88,944)	(9,111)
Net cash provided by operating activities	1,320,466	6,187,491
Cash flows from investing activities:
Purchase of property and equipment	(588,027)	(526,368)
Proceeds from sale of property and equipment	400	-
Purchase of customer contracts and dealer relationships	(6,137,049)	(9,939,001)
Financing of dealer loans	(43,817)	(2,439,866)
Repayment of dealer loans	89,193	3,114,760
Decrease (increase) in restricted cash	-	(642,610)
Business acquisitions, net of cash acquired	(343,084)	240,097
Net cash used in investing activities	(7,022,384)	(10,192,988)
Cash flows from financing activities:
Payments of obligations under capital leases	(136,585)	(153,907)
Repayment of long-term debt	(1,050,000)	(255,000)
Debt issuance costs	(11,895)	(286,255)
Net cash used in financing activities	(1,198,480)	(695,162)

Net increase (decrease) in cash and cash equivalents for the year	(6,900,398)	(4,700,659)
Cash and cash equivalents at beginning of year	35,435,817	31,554,609
Cash and cash equivalents at end of year	$28,535,419	$26,853,950

Supplemental disclosure of cash flow information:
Interest paid	$1,706,232	$612,480
Income taxes paid	$15,050	$85,300

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Management Opinion
The financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, that are considered necessary for fair presentation of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries’ (“IASG” or the “Company”) for the three months ended March 31, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented herein, in accordance with regulations. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. Certain prior period statement of operations (revenue) and cash flows data (deferred installation costs, (loss) gain on sale of property and equipment and related deferred revenue) have been reclassified to conform to the current period presentation.

2.  Notes Receivable

The Company’s notes receivable consisted of the following:

	December 31, 2004	March 31, 2005

Performing loans	$30,011,184	$26,694,066
Non-perfoming loans	1,390,581	860,240
Total Loans	31,401,765	27,554,306

Less: Reserves	(245,854)	(245,854)
Purchase discount	(3,757,663)	(2,729,724)
Net loans	$27,398,248	$24,578,728

At December 31, 2004 and March 31, 2005, the Company had non-performing loans aggregating $1.4 million and $0.9 million, respectively. In February of 2005, the Company collected $0.6 million of these loans. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

As part of the acquisition of assets of National Alarm Computer Center, Inc., (“NACC”), the Company agreed to assume NACC’s obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers. At March 31, 2005 and December 31, 2004, amounts available to Dealers under these lines of credit were $8.7 million and $11.0 million, respectively. The Company intends to fund these commitments with the available funds and available capacity under the $30 million LaSalle Credit Facility.

The purchase discount resulted from the acquisition of NACC.  During the three months ended March 31, 2005, certain loans were repaid in advance, resulting in the re-allocation of purchase price.  As a result, the purchase discount was reduced by approximately $790,000 and goodwill was reduced by a corresponding amount (Note 3).

3. Goodwill and Intangibles

During the three months ended March 31, 2005, goodwill decreased by approximately $240,000, due primarily to the early repayment of notes receivable (Note 2) offset by legal and other direct acquisition costs.

On December 15, 2003, the Company purchased all of the issued and outstanding capital stock of Lane Security, Inc. (“Lane”). The Company and Parent (the "seller") arrived at the final (anniversary date) purchase price adjustment in April 2005. The primary components of the final cash payment of $2,350,000 were the payments for additional customer contracts at a cost of $950,000 and return settlement of $1,400,000 of seller holdbacks funds in excess of what was required to fund portfolio attrition.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

3.  Goodwill and Intangibles ( cont.)

The Company purchased substantially all of the assets and assumed certain liabilities of NACC on November 19, 2004. In April 2005, the final working capital adjustment proposed by the seller was accepted by the Company in the amount of approximately $280,000.

The Company accounts for its goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test in the third quarter of each year and to date has not been required to record an impairment charge. During the second quarter of 2004 and continuing through the first quarter of 2005, the common stock of the Company traded below its book value. Management, after evaluating current financial forecasts and operating trends, continues to believe that goodwill was not impaired at March 31, 2005. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

Customer Contracts and Dealer Relationships
SFAS No. 144 Accounting for the Impairment of Disposal of Long Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were required during the three months ended March 31, 2004 and 2005.

Customer contracts at March 31, 2005 consist of the following:

	Existing Portfolio	Dealer Acquired	Contracts assumed from dealers	Total
Customer contracts December 31, 2004	$75,385,535	$26,401,139	$8,058,738	$109,845,412
Purchases - first quarter	11,311,659	1,089,803	-	12,401,462
Customer contracts March 31, 2005	86,697,194	27,490,942	8,058,738	122,246,874

Accumulated amortization December 31, 2004	12,982,374	7,620,188	4,073,765	24,676,327
Amortization - first quarter	2,761,779	1,045,264	482,960	4,290,003
Accumulated amortization March 31, 2005	15,744,153	8,665,452	4,556,725	28,966,330

Customer contracts, net December 31, 2004	$62,403,161	$18,780,951	$3,984,973	$85,169,085

Customer contracts, net March 31, 2005	$70,953,041	$18,825,490	$3,502,013	$93,280,544

Customer contract amortization expense for the three months ended March 31, 2004 and 2005 was $3,627,307 and $4,290,003, respectively. The amortization expense was reduced by approximately $393,000 and $148,000 using attrition reserves from contract purchase transactions for the three months ended March 31, 2004 and 2005, respectively.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

3. Goodwill and Intangibles ( cont.)
Dealer relationships consist of the following:

	Relationships	Accumulated Amortization	Net
December 31, 2004	$55,390,405	$20,860,443	$34,529,962
Additions	-	1,148,215	(1,148,215)
March 31, 2005	$55,390,405	$22,008,658	$33,381,747

Amortization expense was approximately $944,322 and $1,148,215 for the three months ended March 31, 2004 and 2005, respectively.

Estimated amortization expense of customer contracts, dealer relationships, other identifiable intangible assets and deferred installation costs for the years ending December 31, 2005 through 2009 is as follows:

Year			Customer Contracts	Dealer Relationships	Other Identifiable Intangible Assets	Deferred Installation Costs	Total
2005	(nine months	)	$8,044,376	$3,444,645	$434,966	$1,047,549	$12,971,536
2006			9,709,940	4,123,152	579,954	1,320,798	15,733,844
2007			8,495,378	3,737,704	558,430	1,162,089	13,953,601
2008			7,808,920	3,499,020	543,056	956,193	12,807,189
2009			7,065,809	3,259,336	498,202	762,624	11,585,971

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. The net unamortized cost of portfolios subject to variable amortization based upon attrition was approximately $66,260,000 as of March 31, 2005.

4.  Stockholders’ Equity

Company stock options outstanding become exercisable as follows:

Period Ending	Option Plan Option Shares	Weighted Average Exercise Price	Shareholder Option Shares	Weighted Average Exercise Price
Currently exerciseable	92,166	$7.57	570,000	$9.25
March 31, 2006	31,333	$5.75	570,000	$9.25
March 31, 2007	31,333	$5.75	760,000	$9.25
March 31, 2008	31,334	$5.75	-	-
	186,166	$6.65	1,900,000	$9.25

There were no stock option grants or cancellations during the quarter ended March 31, 2005. Total options outstanding as of March 31, 2005 were 2,086,166 at a weighted average exercise price of $9.01.

The Company accounts for activity under the employee stock plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, (Accounting for Stock-Based Compensation-Transition and Disclosure). Under APB No. 25, the Company generally recognizes no compensation expense with respect to options granted to employees and directors as the option exercise price is generally equal to or greater than the fair value of the Company’s common stock on the date of the grant. The value of stock options granted to non-employees are expensed.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

4.  Stockholders’ Equity (cont.)
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“FAS 123R”), an amendment of FAS No. 123, “Accounting for Stock-Based Compensation.” FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for the Company’s fiscal year beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date.

The standard also provides for different transition methods for past award grants, including the restatement of prior period results. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, the Company will continue to provide the pro-forma disclosures for past award grants as required under FAS 123, as amended.

The issuance of FAS 123R is expected to result in stock option-based compensation expense in 2006 of an immaterial amount.

The following table illustrates the effect on net loss and net loss per share if the Company had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123:

	Three Months Ended March 31,
	2004	2005
Net income (loss), as reported	$(1,071,016)	$(2,586,251)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects.	-	(42,283)
Pro forma net income (loss)	$(1,071,016)	$(2,628,534)
Net income (loss) per share, as reported-basic and diluted	$(0.04)	$(0.10)
Pro forma net income (loss) per share-basic and diluted	$(0.04)	$(0.11)

The following table summarized the activity related to stockholders’ equity for the three months ended March 31, 2005:

					Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2004	24,681,462	$24,682	$206,566,067	$(63,740,922)	$142,849,827
Net income (loss)	-	-	-	(2,586,251)	(2,586,251)
Imputed interest expense associated with conversion feature of debt	-	-	218,941	-	218,941
Balance, March 31, 2005	24,681,462	$24,682	$206,785,008	$(66,327,173)	$140,482,517

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
5.  Income Taxes

A benefit related to the projected losses may not be recognized due to the Company’s continued belief that a full valuation allowance is required as an offset to its deferred tax assets. Deferred tax expense is a result of an increase in deferred tax liabilities. The deferred tax liability represents the state deferred tax liability of IASG which cannot be offset by the state deferred tax asset of its subsidiaries due to the companies being subject to state taxes in different state tax jurisdictions and deferred tax liabilities relating to tax goodwill basis differences associated with acquisitions.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”) into law. The Act includes many provisions that may materially affect the Company’s accounting for income taxes including a possible increase in its effective tax rate and changes in its deferred assets and liabilities. In December 2004, the FASB issued two FASB Staff Positions (“FSP’s”) that provide accounting guidance on how companies should account for the effects of the Act. The first FSP is FSP FAS 109-1 (“FAS 109-1”); the second is FSP FAS 109-2 (“FAS 109-2”). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB statement No. 109, “Accounting for Income Taxes.” The two FSP’s will not impact the Company.

6. Income (Loss) per Common Share

The income (loss) per common share is as follows:
	ThreeMonths EndedMarch 31,
	2004	2005
Numerator:
Net income (loss)	$(1,071,016)	$(2,586,251)
Denominator:
Weighted average shares outstanding	24,639,949	24,681,462
Basic and diluted income (loss) per share	$(0.04)	$(0.10)

For the three months ended March 31, 2005, there are outstanding promissory notes which are convertible into 716,396 shares of common stock at a price of $6.94 per share, options outstanding to acquire 1,948,000 shares of the Company’s common stock at a per share price of $9.25 and options outstanding to acquire 138,166 shares of the Company’s common stock at a per share price of $5.75.  For the the three months ended March 31, 2004, there are outstanding promissory notes which are convertible into 792,793 shares of common stock at a price of $6.94 per share and options outstanding to acquire 1,948,000 shares of the Company's common stock at a per share price of $9.25.  The shares have not been included as common stock equivalents, as they would be anti-dilutive.

7.  Litigation

In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against the Company in the Superior Court of New Jersey, Camden County for unspecified damages in connection with the Company’s purchase of certain alarm monitoring contracts from B&D Advertising Corporation (“B&D”). B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that the Company’s subsequent purchase of contracts from B&D constitutes tortious interference, that the Company utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that the Company purchased from B&D. The Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

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

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

8.  Segment and Related Information

Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three months ended March 31, 2004 and 2005.

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

Summarized financial information as of and for the three months ended March 31, 2004 and 2005 concerning the Company's reportable segments is shown in the following table:

For the quarter ended March 31, 2005:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$7,854,804	$16,603,131	$-	$24,457,935
Intersegment revenue	1,181,980	-	(1,181,980)	-
Interest income	-	1,122,016	132,653	1,254,669
Interest expense	5,855	13,867	4,165,793	4,185,515
Income (loss) before income taxes	447,007	3,216,278	(6,109,155)	(2,445,870)
Purchase of contracts, dealer relations and businesses	-	9,698,904	-	9,698,904
Depreciation and amortization	1,440,806	4,672,802	-	6,113,608
Amortization of deferred installation costs	-	337,753	-	337,753

For the quarter ended March 31, 2004:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$5,812,886	$12,394,864	$-	$18,207,750
Intersegment revenue	489,324		(489,324)	-
Interest income	-	296,084	28,587	324,671
Interest expense	10,296	1,571,126	123,750	1,705,172
Income (loss) before income taxes	573,502	(1,113,068)	(1,151,992)	(1,691,558)
Purchase of contracts and businesses	-	6,480,133	-	6,480,133
Depreciation and amortization	1,118,248	3,894,273	-	5,012,521
Amortization of deferred installation costs	-	50,667	-	50,667

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

8. Segment and Related Information (cont.)

Segment income (loss) before income taxes for 2004 has been adjusted to conform the classification of Intersegment expenses to the 2005 presentation. There has been no material change in the total assets of the reportable segments since December 31, 2004. The acquisitions in the retail services segment have been funded with cash balances residing in that segment.

9. Subsequent Events

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

In November 2004, the Company issued $125,000,000 aggregate principal amount of 12% Senior Secured Notes due 2011 (the “Notes”) pursuant to an indenture, dated as of November 16, 2004 (the “Indenture”), between the Company, the subsidiary guarantors parties thereto, and Wells Fargo Bank, N.A., as trustee (the “Trustee”). In March 2005, the Company failed to, among other things, file with the Securities and Exchange Commission and to furnish to holders of the Notes its Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) as required by the Indenture. On April 5, 2005, the Trustee sent to the Company a notice of default relating to the aforementioned defaults (the “Defaults”). On May 4, 2005, the holders of a majority of the outstanding Notes waived the Defaults and their consequences through June 13, 2005 and compliance with the Indenture through June 27, 2005 with respect to the timely filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the “Form 10-Q”). The Company’s filing of its Form 10-K on June 13, 2005 has made the waivers permanent with respect to the Defaults. If the Company is unable to file the Form 10-Q by June 27, 2005, the Trustee could send the Company a notice of default with respect to such failure to file and the Trustee or holders of 25% or more in aggregate principal amount of the Notes could declare the Notes due and payable if the Company is unable to file the Form 10Q (and cure any other related defaults of which notice was given) within 30 days of the giving of the notice or obtain an additional waiver from the noteholders. The Company filed its Form 10-K on June 13, 2005.

In June 2005, the Company decided to close four dealer care centers operated by the Alarm-Monitoring Wholesale Services segment and consolidate the services provided by these centers at other currently existing locations. The Company estimates the cost to close the facilities to be approximately $300,000 and will recognize those costs in the second fiscal quarter.

10. New Accounting Pronouncements

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company is required to adopt the Standard on July 1, 2005, and does not expect the adoption to have a material affect on its financial statements.

In November 2004, the FASB issued FAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company is required to adopt the Standard on January 1, 2006, and does not expect the adoption to have a material affect on its financial statements.

In March 2005, the FASB issued FIN 47 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.

Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). The Company has not yet determined the full impact of implementing FIN 47, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company plans to implement FIN 47 by December 31, 2005.
TOC

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto.

Critical Accounting Policies
Our discussion and analysis of results of operations, financial condition and cash flows are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an on-going basis, including those related to revenue recognition and allowance for doubtful accounts, valuation to allocate the purchase price for a business combination, notes receivable reserve and fair value of customer contracts on foreclosed loans, fair value and forecasted data to access recoverability of intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Allowance for Doubtful Accounts
All revenue is recognized on an accrual basis. Accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based upon an evaluation of the customer’s financial condition and history. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts monthly. Customer accounts, including accounts with balances over 90 days from the invoice date are reserved based on historical trends. Account balances are charged-off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

At March 31, 2005, we had non-performing loans aggregating $0.9 million. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

TOC

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

End-user alarm monitoring contracts are amortized over the term that such end-users are expected to remain as our customer. We, on an ongoing basis, conduct comprehensive reviews of our amortization policy for end-user contracts and, when deemed appropriate, use an independent appraisal firm to assist in performing an attrition study.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of Dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2005, our long-lived assets (property and equipment, Dealer relationships and customer contracts) aggregate approximately $134.4 million.

We account for goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal

TOC

to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment test in the third quarter of each year and to date have not been required to record an impairment charge. During the second quarter of 2004, our common stock began trading below its book value and has continued to do so through the first quarter of 2005. Management, after evaluating current financial forecasts and operating trends, continues to believe that goodwill was not impaired at March 31, 2005. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows. Our goodwill balance at March 31, 2005 is approximately $91.2 million.

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

Contingencies and Litigation
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

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc., was never our employee and we plan to vigorously defend this claim. We moved to dismiss the plaintiff’s complaint against us and that motion was granted in its entirety, dismissing us from the lawsuit. Plaintiff has filed a notice of appeal. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

TOC

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

Revenue
Total revenue for the three months ended March 31, 2005 was approximately $24,458,000 compared to approximately $18,208,000 for the same period during the prior year, an increase of approximately $6,250,000, or 34.3%. Approximately $4,036,000 of the increase was due to revenue from the NACC acquisition in the fourth quarter of 2004.

Wholesale monitoring revenues increased from approximately $5,813,000 for the three months ended March 31, 2004 to approximately $7,855,000 for the same period in 2005, an increase of approximately $2,042,000, or 35.1%. Approximately $2,383,000 of the increase is due to the NACC acquisition in the fourth quarter of 2004. The offsetting decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during the first three months of 2005. This decrease in external accounts monitored, of approximately 26,000, resulted in a decrease in revenue of approximately $403,000. This decrease was offset, in part, by an increase of approximately $62,000 generated by an increase in the average revenue per account per month of approximately $0.06.

Revenue from retail segment operations increased approximately $4,208,000 to approximately $16,603,000 for the first quarter of 2005 from $12,395,000 for the same period in 2004. Approximately $1,653,000 of the increase is associated with the fourth quarter 2004 NACC acquisition and approximately $1,082,000 of revenue is due to the Alliant acquisition in the second quarter of 2004. An additional increase in revenue was generated due to an increase of approximately 7,000 in the average number of retail contracts owned per month, resulting in an increase in revenue of approximately $821,000, offset in part by approximately $111,000 decrease due to a decrease in the average revenue per contract of $0.35. The remaining increases consist of approximately $287,000 of service revenue and approximately $476,000 of installation revenue.

Cost of Revenue (Excluding Depreciation and Amortization)
Our cost of revenue for the three months ended March 31, 2005 was approximately $10,285,000 compared with approximately $7,068,000 for the same period last year, an increase of approximately $3,217,000. This increase in the cost of revenue was primarily due to approximately $2,043,000 of cost of revenue associated with the NACC acquisition. In addition, exclusive of NACC, the cost of revenue for the retail segment increased approximately $903,000 and the wholesale monitoring segment expenses increased approximately $271,000.

Operating Expenses
Operating expenses increased from approximately $11,188,000 for the three months ended March 31, 2004 to approximately $13,413,000 for the comparable period in 2005, an increase of approximately $2,225,000, or 19.9%. The increase was due to approximately $1,216,000 of operating expenses associated with the NACC acquisition. The remaining increase is attributable to $777,000 and $232,000 from the retail segment and wholesale segment, respectively.

Selling and marketing expenses remained fairly consistent with an increase of approximately $43,000, or 3.9%, from approximately $1,116,000 in the first quarter of 2004 to approximately $1,159,000 for same period in 2005.

Depreciation and amortization expenses increased from approximately $5,013,000 in the first quarter of 2004 to approximately $6,114,000 for the comparable period in 2005, an increase of approximately $1,101,000, or 22.0%. This increase was primarily due to the depreciation and amortization expenses related to the NACC acquisition of $799,000. Exclusive of the NACC acquisition, the remaining increase consisted of approximately $459,000 in retail operations offset, in part, by a decrease in expenses associated with the wholesale segment of approximately $157,000. The retail segment increase was due to an increase in the amortization of customer contract costs as a result of the purchases of contracts subsequent to the first quarter of 2004. The decrease in wholesale operations expense is attributable to a decrease in amortization of dealer relationship costs due to our use of declining balance accelerated methods of amortization.

TOC

General and administrative expenses increased approximately $1,081,000, or 21.4%, from approximately $5,059,000 in the first quarter of 2004 to approximately $6,140,000 for the same period of 2005. Approximately $242,000 of the increase was associated with the general and administrative expenses from the NACC acquisition and comprised primarily of payroll, bonus and other compensation, and bad debt expenses. The remaining increase was comprised primarily of increases in accounting, legal and other professional fees of approximately $702,000, salaries, benefits and other compensation of approximately $351,000 and billing and collection fees of approximately $143,000 offset, in part, by decreases in bad debt expense of approximately $373,000.

Amortization of Debt Issuance Costs
The amortization of debt issuance costs increased approximately $14,000 from approximately $260,000 for the three months ended March 31, 2004 to approximately $274,000 for the same period in 2005. The increase is due primarily to amortization of debt issuance costs related to the issuance of $125,000,000 in Senior Secured Notes in the fourth quarter of 2004, offset in part by the decrease in debt issuance amortization due to the retirement of debt in the later half of 2004.

Interest Expense
Interest expense increased by approximately $2,481,000 from approximately $1,705,000 to approximately $4,186,000, or 145.5%, for the first three months of 2004 to the same period in 2005, respectively. The increase is primarily due to issuance of the $125,000,000 of Senior Secured Notes issued in the fourth quarter of 2004.

Interest Income
Interest income increased from approximately $325,000 during the first quarter of 2004 to approximately $1,255,000 for the first quarter of 2005, or approximately $930,000. The increase is primarily due to approximately $988,000 of interest income earned on the notes receivable recorded at NACC which were acquired in the fourth quarter of 2004.

Taxes
Income tax benefit totaled approximately $621,000 for the three months ended March 31, 2004 compared with an expense of approximately $140,000 for the three months ended March 31, 2005. The tax benefit recorded in the prior year was later reversed during 2004 due to management’s re-assessment that the Company’s forecasted taxable position at the end of the full year of 2004 would not support recognizing the tax benefits to be derived from reversal of the valuation allowances on the deferred tax assets. The tax expense recorded in the current quarter represents deferred taxes relating to business acquisitions and state taxes attributable to subsidiaries of the Company which conduct business in separate taxing jurisdictions.

Results of Operations by Segment
The comparable financial results for the Company’s two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 are discussed below.

Alarm Monitoring, Wholesale Segment. Three Months Ended March 31, 2005
Alarm Monitoring, Wholesale segment total revenue increased by approximately $2,042,000, or 35.1%, to approximately $7,855,000 for the three months ended March 31, 2005 from approximately $5,813,000 for the same period in 2004. Approximately $2,383,000 of the increase is due to the NACC acquisition in the fourth quarter of 2004. The offsetting decrease is due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during the first three months of 2005. This decrease in external accounts monitored, of approximately 26,000, resulted in a decrease in revenue of approximately $403,000. This decrease was offset, in part, by an increase of approximately $62,000 generated by an increase in the average revenue per account per month of approximately $0.06.

The wholesale segment had income from operations of approximately $453,000 for the three months ended March 31, 2005 compared with income from operations of approximately $584,000 for the same period last year, a change of approximately $131,000. The majority of the change was attributable to the increase in the margin of approximately $355,000, offset in part by increases in sales and marketing expenses of $110,000 and depreciation and amortization expense of approximately $323,000.

TOC

The segment had income before income taxes of approximately $447,000 for the three months ended March 31, 2005 compared to income of approximately $574,000 for the three months period ended March 31, 2004. The decrease of approximately $127,000, is primarily attributable to the decrease in the aforementioned income from operations.

Alarm Monitoring, Retail Segment. Three Months Ended March 31, 2005
Revenue from retail segment operations increased approximately $4,208,000 to approximately $16,603,000 for the first quarter of 2005 from $12,395,000 for the same period in 2004. Approximately $1,653,000 of the increase is associated with the fourth quarter 2004 NACC acquisition and approximately $1,082,000 of revenue is due to the Alliant acquisition in the second quarter of 2004. An additional increase in revenue was generated due to an increase of approximately 7,000 in the average number of retail contracts owned per month, resulting in an increase in revenue of approximately $821,000, offset in part by approximately $111,000 decrease due to a decrease in the average revenue per contract of $0.35. The remaining increases consist of approximately $287,000 of service revenue and approximately $476,000 of installation revenue.

For the three months ended March 31, 2005 the segment had income from operations of approximately $2,108,000 compared to income of approximately $384,000 for the three months ended March 31, 2004, an improvement of approximately $1,724,000. The improvement is primarily due to an increase in margin of approximately $2,669,000, offset by increases in depreciation and amortization expenses of approximately $779,000 and general and administrative expenses of approximately $119,000.

The segment’s income before income taxes was approximately $3,216,000 for the three months ended March 31, 2005 compared to a loss for the three months period ended March 31, 2004 of approximately $1,113,000, an improvement of approximately $4,329,000. The improvement was primarily due to the aforementioned increase in income from operations along with an increase in interest income of approximately $826,000 and a decrease in interest expense of approximately $1,557,000 due to the retirement of debt.

Corporate. Three Months Ended March 31, 2005
Corporate had a loss from operations of approximately $1,802,000 for the quarter ended March 31, 2005 as compared with a loss of approximately $1,016,000 for the same period of 2004. The decrease of approximately $786,000 is due to an increase in general and administrative expenses, specifically approximately $747,000 in accounting, legal and other professional fees.

Corporate had a loss before income taxes of approximately $6,109,000 for the quarter ended March 31, 2005 as compared with a loss of approximately $1,152,000 for the same period of 2004. The majority of the increase in the loss, of approximately $4,957,000, is due to increases in interest expense of approximately $4,042,000. This increase is primarily due to the issuance of the $125,000,000 of Senior Secured Notes issued in the fourth quarter of 2004.

Liquidity and Capital Resources
Net cash provided by operating activities was approximately $6,187,000 for the three months ended March 31, 2005, compared to approximately $1,320,000 provided by operating activities for the three months ended March 31, 2004. The increase in cash provided by operations, of approximately $4,867,000, was primarily the result of an increase in accounts payable and accrued expenses of approximately $3,081,000 in the first three months of 2005 compared to a decrease of approximately $828,000 for the same period of 2004. The significant increase in accrued expenses during the first three months of 2005 includes approximately $3,800,000 in interest payable on the Senior Secured Notes, the interest being payable semi-annually.  Approximately $568,000 of the increase in net cash provided by operations was due to a smaller increase in accounts receivable in the first quarter of 2005 as compared with the same period of 2004. The balance of the increase is primarily due to an increase in deferred revenue.

Net cash used in investing activities was approximately ($10,193,000) for the three months ended March 31, 2005 compared to approximately ($7,022,000) used in investing activities for the three months ended March 31, 2004. The significant increase in net cash used in investing activities is primarily due to the period over period increase from the acquisition of customer contracts of approximately $3,802,000, an increase in dealer loans of approximately $2,396,000 and an increase in restricted cash of approximately $643,000 offset, in part, by increase in the repayment of dealer loans of approximately $3,026,000.

TOC

Net cash used in financing activities was approximately ($695,000) for the three months ended March 31, 2005 compared to approximately ($1,198,000) net cash used in financing activities for the three months ended March 31, 2004. The change is primarily due a decrease in repayment of long-term debt of approximately $795,000 offset, in part, by an increase in debt issuance costs of approximately $274,000.  The increase in debt issuance costs is due primarily to legal and professional invoices pertaining to the Senior Secured Notes, received subsequent to their closing.

The balance sheet at March 31, 2005 reflects working capital of approximately $24,253,000.  As of March 31, 2005, we had recurring monthly revenue (“RMR”) of approximately $4,872,000 in our retail monitoring segment and approximately $3,002,000 in our wholesale monitoring segment. Total debt decreased by approximately ($255,000) from December 31, 2004 to March 31, 2005.  The debt decrease is the result of early retirement of convertible notes at the request of noteholders.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $1.0 million and our strategy to purchase monitoring contracts, which we anticipate to be approximately $80.0 million to $100.0 million. The high end of this strategy is dependent on obtaining additional financing.

We believe that our existing cash, cash equivalents and RMR are adequate to fund our operations, exclusive of planned contract acquisitions, for at least the next twelve months.

New Accounting Pronouncements
On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act) into law. The Act includes many provisions that may materially affect our accounting for income taxes including a possible increase in our effective tax rate and changes in our deferred assets and liabilities. In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the Act. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB statement No. 109, “Accounting for Income Taxes.” The two FSP’s will not impact us.

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

The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of FAS 123R, we will continue to provide the pro-forma disclosures for past award grants as required under FAS 123, as amended.  The issuance of FAS123R is expected to result in stock option-based compensation expense in 2006 of an immaterial amount.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. We are required to adopt the Standard on July 1, 2005, and do not expect the adoption to have a material effect on our financial statements.

In March 2005, the FASB issued FIN 47 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.

TOC

Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for us). We have not yet determined the full impact of implementing FIN 47, but it is not expected to have a material impact on our financial position, results of operations or cash flows. We plan to implement FIN 47 by December 31, 2005.

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

Other Events
In June 2005, we decided to close four dealer care centers operated by the Alarm-Monitoring Wholesales Services segment and consolidate the services provided by these centers at other currently exisiting locations.  We estimate the cost to close the facilites to be approximately $300,000 and will recognize that cost in the second fiscal quarter.

Contractual Obligations and Commercial Commitments
The Company’s significant contractual obligations as of March 31, 2005 are for approximately $240,800,000. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$129,970,000	$4,970,000	$-	$-	$125,000,000
Capital leases	881,582	374,645	415,584	91,353	-
Operating leases	4,589,936	1,561,034	2,210,699	818,203	-
Interest expense (estimated)*	105,363,748	15,285,692	30,062,076	30,015,980	30,000,000
	$240,805,266	$22,191,371	$32,688,359	$30,925,536	$155,000,000
* consists primarily of annual interest payments of $15 million on $125 million of senior secured notes bearing interest at 12%.

Attrition
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

For the quarters ended March 31, 2004 and 2005, our annualized end-user account growth rates in the wholesale monitoring segment, excluding acquisitions were 4.0% and 2.3%, respectively. For the quarters March 31, 2004 and 2005, our annualized end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end-users added and end-users acquired, was 13.4% and 20.8%, respectively. As a result of the discovery of a discrepancy in the reporting mechanism for the number of wholesale accounts, an adjustment of 26,592 to the January 1, 2004 beginning balance is necessitated and is reflected in the table below.

	2004	2005

Beginning balance, January 1,	546,649	719,881
Reporting discrepancy adjustment	(26,592)	-
End-users added, excluding acquisitions	19,905	43,894
End-users acquired	3,658	-
End-user losses	(18,314)	(39,768)
Ending balance, March 31,	525,306	724,007

TOC

Alarm-Monitoring Retail Services
The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the periods presented are as follows:

	Quarter Ended
					Annualized attrition
	June 30,	September 30,	December 31,	March 31,	for the four quarters ended
	2004	2004	2004	2005	March 31, 2005

Legacy and flow	10.80%	15.20%	14.60%	13.69%	12.90%
Residential since IPO	9.90%	12.50%	11.30%	11.71%	10.88%
Commercial since IPO	13.40%	10.40%	8.60%	5.24%	9.09%

Total	11.20%	12.60%	11.30%	10.85%	11.00%

The attrition for a given period is calculated as the quotient of (i) the sum of (a) cancelled RMR plus (b) the increase (or minus the decrease) in "disqualified RMR" (i.e., RMR with related account receivable balances over 90 days from invoice date) minus (c) "replacement RMR" (i.e., cancelled or disqualified RMR that has been replaced by the selling Dealer with new RMR as required by the original sales contract with the Dealer); divided by (ii) average "qualified RMR" (i.e., RMR with no related account receivable balances over 90 days from invoice date).  When calculating annual attrition (rolling four quarter), account losses for the period are added to the average qualified RMR.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is affected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency risk. At March 31, 2005, we had no short-term investments and our cash and cash equivalents are invested in money market accounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer, President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer, President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

This evaluation was based on the material weaknesses that existed at December 31, 2004 that were identified in our Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on June 13, 2005, still being present at March 31, 2005, chiefly being that the Company did not have an effective control environment, did not maintain effective controls on the financial reporting process, and did not maintain effective controls over the monitoring of its accounting functions at the divisional level based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In light of these material weaknesses, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 1 of this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation
Our plan to remediate these material weaknesses remains unchanged from that which was disclosed in our Form 10-K filed with the SEC on June 13, 2005.

TOC

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against us in the Superior Court of New Jersey, Camden County for unspecified damages in connection with our purchase of certain alarm monitoring contracts from B&D. B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that our subsequent purchase of contracts from B&D constitutes tortious interference, that we utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that we purchased from B&D. We plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse affect on our financial condition, results of operations or cash flows.

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc., was never our employee and we plan to vigorously defend this claim. We moved to dismiss the plaintiff's complaint against us and that motion was granted in its entirety, dismissing us from the lawsuit. Plaintiff has filed a notice of appeal. We believe the resolution of this matter will not have a material adverse affect on our financial condition, results of operations or cash flows.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse affect on our financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In November 2004, the Company issued $125,000,000 aggregate principal amount of 12% Senior Secured Notes due 2011 (the “Notes”) pursuant to an indenture, dated as of November 16, 2004 (the “Indenture”), between the Company, the subsidiary guarantors parties thereto, and Wells Fargo Bank, N.A., as trustee (the “Trustee”). In March 2005, the Company failed to, among other things, file with the Securities and Exchange Commission and to furnish to holders of the Notes its Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”) as required by the Indenture. On April 5, 2005, the Trustee sent to the Company a notice of default relating to the aforementioned defaults (the “Defaults”). On May 4, 2005, the holders of a majority of the outstanding Notes waived the Defaults and their consequences through June 13, 2005 and compliance with the Indenture through June 27, 2005 with respect to the timely filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (the “Form 10-Q”). The Company’s filing of its Form 10-K  on June 13, 2005 has made the waivers permanent with respect to the Defaults. If the Company is unable to file the Form 10-Q by June 27, 2005, the Trustee could send the Company a notice of default with respect to such failure to file and the Trustee or holders of 25% or more in aggregate principal amount of the Notes could declare the Notes due and payable if the Company is unable to file the Form 10-Q (and cure any other related defaults of which notice was given) within 30 days of the giving of the notice or obtain an additional waiver from the noteholders. The Company filed its Form 10-K on June 13, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5. OTHER INFORMATION
Not Applicable.

TOC

ITEM 6. EXHIBITS

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

June 27, 2005     INTEGRATED ALARM SERVICES GROUP, INC.

By: /s/  Timothy M. McGinn
Name: Timothy M. McGinn
Title: Chief Executive Officer

By: /s/ Michael T. Moscinski
Name: Michael T. Moscinski
Title: Chief Financial Officer

TOC