Form 10-Q
period 2005-08-09
INTEGRATED ALARM SERVICES GROUP INC
filed 2005-08-09
CIK 1200022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR

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
Yes ____No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X No ____

As of August 1, 2005 there were 24,681,462 shares of the registrant's common stock outstanding.

Integrated Alarm Services Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of
	December 31,	June 30,
	2004	2005
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$31,554,609	$25,441,537
Current portion of notes receivable	5,186,965	18,534,027
Accounts receivable, net	6,289,787	5,615,439
Inventories	1,233,785	1,161,345
Prepaid expenses	1,127,581	1,196,908
Due from related parties	70,655	128,617
Total current assets	45,463,382	52,077,873
Property and equipment, net	7,926,324	7,151,935
Notes receivable, net	22,211,283	1,960,251
Dealer relationships, net	34,529,962	32,276,377
Customer contracts, net	85,169,085	90,292,908
Deferred installation costs, net	5,946,059	8,118,705
Goodwill	91,434,524	91,557,145
Debt issuance costs, net	5,322,089	5,095,126
Other identifiable intangibles, net	3,054,247	2,764,271
Restricted cash	757,104	1,399,714
Other assets	270,122	301,001
Total assets	$302,084,181	$292,995,306
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,225,000	$4,390,000
Current portion of capital lease obligations	459,987	363,587
Accounts payable	3,720,197	2,155,471
Accrued expenses	9,185,263	9,558,015
Current portion of deferred revenue	9,756,134	10,058,143
Other liabilities	160,809	174,025
Total current liabilities	28,507,390	26,699,241

Long-term debt, net of current portion	125,000,000	125,000,000
Capital lease obligations, net of current portion	575,502	428,441
Deferred revenue, net of current portion	4,034,675	5,158,212
Deferred income taxes	1,112,778	1,331,538
Other liabilities	-	6,959
Due to related parties	4,009	6,220
Total liabilities	159,234,354	158,630,611

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; authorized 3,000,000 shares and none issued and outstanding	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 24,681,462 at December 31, 2004 and June 30, 2005	24,682	24,682
Paid-in capital	206,566,067	207,006,676
Accumulated deficit	(63,740,922)	(72,666,663)
Total stockholders' equity	142,849,827	134,364,695
Total liabilities and stockholders' equity	$302,084,181	$292,995,306

The accompanying notes are an integral part of the consolidated financial statements.

Integrated Alarm Services Group, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three and Six Months Ended June 30, 2004 and 2005
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Revenue:
Monitoring fees	$6,049,929	$7,749,569	$11,837,336	$15,571,637
Revenue from customer accounts	11,942,726	15,419,549	23,044,751	29,701,331
Related party monitoring fees	76,331	33,951	101,811	66,687
Service, installation and other revenue	1,449,784	1,484,376	2,742,622	3,805,725
Total revenue	19,518,770	24,687,445	37,726,520	49,145,380

Expenses:
Cost of revenue (excluding depreciation and amortization)	7,041,508	10,461,757	14,109,502	20,747,206
Selling and marketing	1,128,964	1,359,115	2,244,926	2,518,473
Depreciation and amortization	5,431,052	7,142,532	10,443,573	13,256,140
Loss on sale or disposal of assets	2,840	442,063	3,242	442,250
General and administrative	4,502,827	8,021,122	9,561,825	14,161,279
Total expenses	18,107,191	27,426,589	36,363,068	51,125,348

Income (loss) from operations	1,411,579	(2,739,144)	1,363,452	(1,979,968)
Other income (expense):
Other income, net	-	-	(3,080)	-
Amortization of debt issuance costs	(247,184)	(281,881)	(507,034)	(556,081)
Interest expense	(1,944,870)	(4,301,092)	(3,650,042)	(8,486,607)
Interest income	205,877	1,123,763	530,548	2,378,432
Income (loss) before income taxes	(574,598)	(6,198,354)	(2,266,156)	(8,644,224)
Income tax expense (benefit)	(206,862)	141,136	(827,404)	281,517
Net income (loss)	$(367,736)	$(6,339,490)	$(1,438,752)	$(8,925,741)
Basic and diluted income (loss) per share	$(0.01)	$(0.26)	$(0.06)	$(0.36)
Weighted average number of common
shares outstanding	24,668,671	24,681,462	24,654,309	24,681,462

The accompanying notes are an integral part of the consolidated financial statements.

Integrated Alarm Services Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Six Months Ended June 30, 2004 and 2005
 (unaudited)

	For the Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$(1,438,752)	$(8,925,741)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	10,443,573	13,256,140
Amortization of deferred installation costs, net	46,643	252,419
Amortization of debt issuance costs	507,034	556,081
Interest expense - non-cash, notes	474,200	440,609
Stock options issued to consultant	13,018	-
Provision for bad debts	396,800	642,545
Deferred income taxes	(525,097)	218,760
Earned discount on notes receivable	-	(614,932)
Loss (gain) on sale or disposal of assets	3,242	442,250
Changes in assets and liabilities, net of effects of
acquisitions and non-cash transactions:
Accounts receivable	(1,577,517)	31,803
Inventories	11,382	72,440
Prepaid expenses	281,345	(69,327)
Other assets	(234,300)	(30,878)
Deferred installation costs	(3,091,915)	(2,911,035)
Due from/to related parties	(3,463)	(55,751)
Accounts payable and accrued expenses	(2,444,535)	(1,416,543)
Deferred revenue	426,615	(31,489)
Deferred installation revenue	2,340,005	1,943,004
Other liabilities	(495,366)	20,174
Net cash provided by operating activities	5,132,912	3,820,529
Cash flows from investing activities:
Purchase of property and equipment	(1,542,172)	(1,004,414)
Proceeds from sale of property and equipment	1,800	-
Purchase of customer contracts and dealer relationships	(13,763,210)	(11,747,576)
Financing of dealer loans	(1,883,349)	(2,440,292)
Repayment of dealer loans	85,425	7,431,491
Decrease (increase) in restricted cash	(755,395)	(642,610)
Business acquisitions, net of cash acquired	(13,064,952)	(122,621)
Net cash used in investing activities	(30,921,853)	(8,526,022)
Cash flows from financing activities:
Payments of obligations under capital leases	(214,507)	(243,461)
Repayment of long-term debt	(4,319,500)	(835,000)
Debt issuance costs	(11,894)	(329,118)
Net cash used in financing activities	(4,545,901)	(1,407,579)

Net increase (decrease) in cash and cash equivalents for the period	(30,334,842)	(6,113,072)
Cash and cash equivalents at beginning of period	35,435,817	31,554,609
Cash and cash equivalents at end of period	$5,100,975	$25,441,537

Supplemental disclosure of cash flow information:
Interest paid	$3,345,605	$7,877,686
Income taxes paid	$173,837	$49,542

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   Management Opinion

The unaudited financial information as of June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004, in the opinion of management, includes all adjustments that are considered necessary for the fair statement of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries’ (IASG or the “Company”) for the three months and six months ended June 30, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented herein, in accordance with regulations. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Form 10-K. Certain prior period statement of operations (revenue) and cash flows data (deferred installation costs, (loss) gain on sale of property and equipment and related deferred revenue) have been reclassified to conform to the current period presentation.

2.  Notes Receivable

The Company’s notes receivable consisted of the following:

	December 31, 2004	June 30, 2005
Performing loans	$30,011,184	$21,822,884
Non-performing loans	1,390,581	839,316
Total Loans	31,401,765	22,662,200

Less: Reserves	(245,854)	(245,854)
Purchase discount	(3,757,663)	(1,922,068)
Net loans	$27,398,248	$20,494,278

At December 31, 2004, the Company had non-performing loans aggregating $1.4 million. In February of 2005, the Company collected $0.6 million of these loans. At June 30, 2005, the Company had non-performing loans aggregating $0.8 million. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral deteriorates, it may result in a future charge to earnings.

As part of the acquisition of assets of National Alarm Computer Center, Inc., (“NACC”), the Company agreed to assume NACC’s obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers. At December 31, 2004 and June 30, 2005, amounts available to Dealers under these lines of credit were $11.0 million and $6.8 million, respectively. The Company intends to fund these commitments with the available funds and available capacity under the $30 million LaSalle Credit Facility.

The purchase discount resulted from the acquisition of NACC. During the six months ended June 30, 2005, certain loans were repaid in advance, resulting in the re-allocation of purchase price. As a result, the purchase discount was reduced by approximately $1,300,000 and goodwill was reduced by a corresponding amount. (Note 3).

3.  Goodwill and Intangibles

During the six months ended June 30, 2005, goodwill increased by approximately $123,000. Approximately $686,000 of this increase was related to legal and other direct acquisition costs. In addition, approximately $321,000 and $280,000 of increases were due to the settlement of certain provisions contained in the purchase agreements related to the acquisitions of Lane Security, Inc. (“Lane”) and NACC, respectively. These increases were offset, in part, by approximately $1,164,000 of the unamortized discount on notes receivable that were repaid in advance of the original terms.(Note 2).

On December 15, 2003, the Company purchased all of the issued and outstanding capital stock of Lane. The Company and Parent (the seller) arrived at the final (anniversary date) purchase price adjustment in April 2005. The primary components of the final cash payment of $2,350,000 were the payments for additional customer contracts at a cost of $950,000 and return settlement of $1,400,000 of seller holdbacks funds in excess of what was required to fund portfolio attrition.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangibles (cont.)

The Company accounts for its goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test in the third quarter of each year and to date has not been required to record an impairment charge. During the second quarter of 2004 and continuing through the second quarter of 2005, the common stock of the Company traded below its book value. Management, after evaluating current financial forecasts and operating trends, continues to believe that goodwill was not impaired at June 30, 2005. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

Customer Contracts and Dealer Relationships
SFAS No. 144 “Accounting for the Impairment of Disposal of Long Lived Assets” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were required during the six months ended June 30, 2004 and 2005.

Customer contracts at June 30, 2005 consist of the following:

	Existing Portfolio	Dealer Acquired	Contracts assumed from Dealers	Total
Customer contracts December 31, 2004	$75,385,535	$26,401,139	$8,058,738	$109,845,412
Purchases	13,246,258	1,759,897	-	15,006,155
Customer contracts June 30, 2005	88,631,793	28,161,036	8,058,738	124,851,567

Accumulated amortization December 31, 2004	12,982,374	7,620,188	4,073,765	24,676,327
Amortization	6,841,121	2,106,764	934,447	9,882,332
Accumulated amortization June 30, 2005	19,823,495	9,726,952	5,008,212	34,558,659

Customer contracts, net December 31, 2004	$62,403,161	$18,780,951	$3,984,973	$85,169,085

Customer contracts, net June 30, 2005	$68,808,298	$18,434,084	$3,050,526	$90,292,908

Customer contract amortization expense for the six months ended June 30, 2004 and 2005 was $7,977,447 and $9,882,332, respectively. The amortization expense was reduced by approximately $1,044,000 and $545,000 using attrition reserves from contract purchase transactions for the six months ended June 30, 2004 and 2005, respectively.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangibles (cont.)

During the six months ended June 30, 2005, the Company purchased certain contracts from dealers resulting in a conversion of $2,527,703 of dealer notes receivable to customer contracts.

Dealer relationships consist of the following:

	Relationships	Accumulated Amortization	Net
December 31, 2004	$55,390,405	$20,860,443	$34,529,962
Additions	38,952	2,292,537	(2,253,585)
June 30, 2005	$55,429,357	$23,152,980	$32,276,377

Amortization expense for dealer relationships was $1,916,797 and $2,292,537 for the six months ended June 30, 2004 and 2005, respectively.

Estimated amortization expense of customer contracts, dealer relationships and other identifiable intangible assets for the years ending December 31, 2005 through 2009 is as follows:

Year		Customer Contracts	Dealer Relationships	Other Identifiable Intangible Assets	Deferred Installation Costs	Total
2005	(six months)	$5,321,689	$2,299,030	$296,727	$829,784	$8,747,230
2006		9,751,095	4,149,112	579,954	1,584,316	16,064,477
2007		8,527,161	3,751,992	558,430	1,412,305	14,249,888
2008		7,831,331	3,499,019	543,056	1,159,433	13,032,839
2009		7,078,848	3,259,336	498,202	935,579	11,771,965

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. The net unamortized cost of portfolios subject to variable amortization based upon attrition was approximately $64,387,000 as of June 30, 2005.

4.  Stockholders’ Equity

Company stock options outstanding as of June 30, 2005 are as follows:

	Options	Weighted Average Exercise Price
Options outstanding December 31, 2004	2,086,166	$9.01
Options issued during 2005	27,500	$4.76
Option forfeited during 2005	(1,666)	$5.75

Options outstanding June 30, 2005	2,112,000	$8.97

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  Stockholders’ Equity (cont.)

Company stock options outstanding become exercisable as follows:

Period Ending	Option Plan Option Shares	Weighted Average Exercise Price	Shareholder Option Shares	Weighted Average Exercise Price

Currently exercisable	131,000	$6.96	570,000	$9.25
June 30, 2006	40,500	$5.53	570,000	$9.25
June 30, 2007	40,500	$5.53	760,000	$9.25
	212,000	$6.41	1,900,000	$9.25

The Company accounts for activity under the employee stock plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, (Accounting for Stock-Based Compensation-Transition and Disclosure). Under APB No. 25, the Company generally recognizes no compensation expense with respect to options granted to employees and directors as the option exercise price is equal to or greater than the fair value of the Company’s common stock on the date of the grant. The value of stock options granted to non-employees are expensed.

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

The standard also provides for different transition methods for past award grants, including the restatement of prior period results. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, the Company will continue to provide the pro-forma disclosures for past award grants as required under FAS 123, as amended.

The issuance of FAS 123R is expected to result in stock option-based compensation expense in 2006 of an immaterial amount.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stockholders’ Equity (cont.)

The following table illustrates the effect on net loss and net loss per share if the Company had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income (loss), as reported	$(367,736)	$(6,339,490)	$(1,438,752)	$(8,925,741)
Add: Stock-based compensation included in reported net loss, net of related tax effects	7,811		7,811
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects.	(100,400)	(71,613)	(100,400)	(113,896)
Pro forma net income (loss)	$(460,325)	$(6,411,103)	$(1,531,341)	$(9,039,637)
Net income (loss) per share, as reported-basic and diluted	$(0.01)	$(0.26)	$(0.06)	$(0.36)
Pro forma net income (loss) per share-basic and diluted	$(0.02)	$(0.26)	$(0.06)	$(0.37)

The following table summarizes the activity related to stockholders’ equity for the six months ended June 30, 2005:

					Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2004	24,681,462	$24,682	$206,566,067	$(63,740,922)	$142,849,827
Net income (loss)	-	-	-	(8,925,741)	(8,925,741)
Imputed interest expense associated with conversion feature of debt	-	-	440,609	-	440,609
Balance, June 30, 2005	24,681,462	$24,682	$207,006,676	$(72,666,663)	$134,364,695

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

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act”) into law. The Act includes many provisions that may materially effect the Company’s accounting for income taxes including a possible increase in its effective tax rate and changes in its deferred assets and liabilities. In December 2004, the FASB issued two FASB Staff Positions (“FSP’s”) that provide accounting guidance on how companies should account for the effects of the Act. The first FSP is FSP FAS 109-1 (“FAS 109-1”); the second is FSP FAS 109-2 (“FAS 109-2”). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB statement No. 109, “Accounting for Income Taxes.” The two FSP’s will not impact the Company.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Income (Loss) per Common Share

The income (loss) per common share is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator
Net income (loss)	$(367,736)	$(6,339,490)	$(1,438,752)	$(8,925,741)
Denominator
Weighted average shares outstanding	24,668,671	24,681,462	24,654,309	24,681,462
Net income (loss) per share	$(0.01)	$(0.26)	$(0.06)	$(0.36)

The shares represented by options and convertible promissory notes below have not been included as common stock equivalents, as they would be anti-dilutive.

	As of June 30,
	2004	Weighted Average Option Price	2005	Weighted Average Option Price
Stock options and convertible promissory notes outstanding are as follows:

Convertible promissory notes	753,153	$6.94	632,564	$6.94
Stock option plans	198,000	$6.60	212,000	$6.41
Shareholder options	1,900,000	$9.25	1,900,000	$9.25
Total	2,851,153		2,744,564

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

In May 2003, a former employee of McGinn, Smith & Co., Inc. brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. The Court’s decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee and the Company plans to vigorously defend this claim. The Company moved to dismiss the plaintiff's complaint against us and that motion was granted in its entirety, dismissing us from the lawsuit. Plaintiff has filed a notice of appeal. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.   Segment and Related Information
Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three and six months ended June 30, 2004 and 2005.

IASG has two reportable segments: (1) Alarm-Monitoring wholesale services and (2) Alarm-Monitoring retail services. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is effected by similar economic conditions. The Company has determined its reportable segments based on its method of internal reporting which is used by chief operating decision maker for making operational decisions and assessing performance.

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

Summarized financial information as of and for the three and six months ended June 30, 2004 and 2005 concerning the Company's reportable segments is shown in the following table:

Three Months ended June 30, 2004:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$6,126,261	$13,392,509	$-	$19,518,770
Intersegment revenue	921,107	-	(921,107)	-
Interest income	-	182,842	23,035	205,877
Interest expense	9,235	1,818,073	117,562	1,944,870
Income (loss) before income taxes	1,571,772	(1,063,847)	(1,082,523)	(574,598)
Purchase of contracts and businesses	-	20,348,029	-	20,348,029
Depreciation and amortization	1,161,091	4,269,961	-	5,431,052
Amortization of deferred installation costs	-	108,615	-	108,615

Three Months ended June 30, 2005:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$7,788,044	$16,899,401	$-	$24,687,445
Intersegment revenue	1,228,355	-	(1,228,355)	-
Interest income	-	1,010,934	112,829	1,123,763
Interest expense	4,732	13,396	4,282,964	4,301,092
Income (loss) before income taxes	(458,104)	1,751,262	(7,491,512)	(6,198,354)
Purchase of contracts, dealer relations and businesses	-	5,468,824	-	5,468,824
Depreciation and amortization	1,422,160	5,720,372	-	7,142,532
Amortization of deferred installation costs	-	400,636	-	400,636

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.   Segment and Related Information (cont.)

Six Months ended June 30, 2004:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$11,939,147	$25,787,373	$-	$37,726,520
Intersegment revenue	1,410,431	-	(1,410,431)	-
Interest income	-	478,926	51,622	530,548
Interest expense	19,531	3,389,199	241,312	3,650,042
Income (loss) before income taxes	2,145,274	(2,176,915)	(2,234,515)	(2,266,156)
Purchase of contracts, dealer relations and businesses	-	26,828,162	-	26,828,162
Depreciation and amortization	2,279,339	8,164,234	-	10,443,573
Amortization of deferred installation costs	-	159,282	-	159,282

Six Months ended June 30, 2005:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$15,642,848	$33,502,532	$-	$49,145,380
Intersegment revenue	2,410,335	-	(2,410,335)	-
Interest income	-	2,132,950	245,482	2,378,432
Interest expense	10,587	27,263	8,448,757	8,486,607
Income (loss) before income taxes	(11,097)	4,967,539	(13,600,666)	(8,644,224)
Purchase of contracts, dealer relations and businesses	-	15,167,728	-	15,167,728
Depreciation and amortization	2,862,966	10,393,174	-	13,256,140
Amortization of deferred installation costs	-	738,389	-	738,389

In the first quarter of 2005, the Company no longer allocates corporate expenses to the wholesale services and retail services segments.  As a result, segment income (loss) before income taxes for 2004 has been reclassed to conform the classification of Intersegment expenses to the 2005 presentation. There has been no material change in the total assets of the reportable segments since December 31, 2004. The acquisitions in the retail services segment have been funded with cash balances residing in that segment. Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized above. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

9. Subsequent Events

In June 2005, the Company decided to close four dealer care centers operated by the Alarm-Monitoring Wholesale Services segment and consolidate the services provided by these centers at other currently existing locations. The Company estimates the cost to close the facilities to be approximately $200,000 and will recognize those costs in the third fiscal quarter.

Also in July 2005, the Company decided to close its central monitoring station in Minnesota operated by the alarm monitoring wholesale services segment and consolidate the services provided by its two remaining redundant alarm monitoring centers. The Company estimates the cost to close the facility to be approximately $500,000 and expects to recognize those costs in the third fiscal quarter.

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

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  New Accounting Pronouncements (cont.)

In March 2005, the FASB issued FIN 47 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.

Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). The Company has not yet determined the full impact of implementing FIN 47, but it is not expected to have a material effect on its financial statements. The Company plans to implement FIN 47 by December 31, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company is required to adopt the Standard on December 15, 2005 and does not expect the adoption to have a material effect on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005.

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

Management periodically evaluates the loan portfolio to assess the collectibility of Dealer notes and adequacy of allowance for loan losses. Management reviews certain criteria in assessing the adequacy of the allowance for loan losses, including our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may effect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. Loan impairment is identified when a portfolio's cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of end-user contracts using recent transaction prices and industry benchmarks.

At June 30, 2005, we had non-performing loans aggregating $0.8 million. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

Debt Issuance Costs
Debt issuance costs represents direct costs incurred in connection with obtaining financing with related parties, banks and other lenders. Debt issuance costs are being amortized over the life of the related obligations using the effective interest method.

Intangible Assets and Goodwill
Alarm monitoring services for Dealers’ end-users are outsourced to us. We acquire such Dealer relationships from our internally generated sales efforts and from other monitoring companies. Acquired Dealer relationships are recorded at cost, which management believes approximates fair value. End-user alarm monitoring contracts are acquired from the Dealers’ pre-existing portfolios of contracts or assumed upon the foreclosure of Dealers’ loans.

Acquired end-user alarm monitoring contracts are recorded at cost which management believes approximates fair value. End-user alarm monitoring contracts assumed as a result of foreclosure on dealer loans are recorded at the lower of cost (loan carrying value) or the fair value of such contracts using recent transaction prices and industry benchmarks at the time of foreclosure.

End-user alarm monitoring contracts are amortized over the term that such end-users are expected to remain as our customers. We, on an ongoing basis, conduct comprehensive reviews of our amortization policy for end-user contracts and, when deemed appropriate, use an independent appraisal firm to assist in performing an attrition study.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of Dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2005, our long-lived assets (property and equipment, Dealer relationships and customer contracts) aggregate approximately $129.7 million.

We account for goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment test in the third quarter of each year and to date have not been required to record an impairment charge. During the second quarter of 2004, our common stock began trading below its book value and has continued to do so through the second quarter of 2005. Management, after evaluating current financial forecasts and operating trends, continues to believe that goodwill was not impaired at June 30, 2005. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows. Our goodwill balance at June 30, 2005 is approximately $91.6 million.

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

Results of operations

The following charts reflect the elimination of intersegment revenue and cost of revenue to the respective segment. Intersegment revenue and cost of revenue amounts eliminated for the three months ended June 30, 2004 and 2005 was $921,107 and $1,228,355, respectively, and $1,410,431 and $2,410,335 for the six months ended June 30, 2004 and 2005, respectively.

Consolidated. Three months ended June 30, 2005 compared to the three months ended June 30, 2004.

	For the Three Months Ended June 30,		Dollar	Percent
	2004	2005	Variance	Variance
Total revenue	$19,519,000	$24,688,000	$5,169,000	26.5%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	7,042,000	10,462,000	3,420,000	48.6%
Selling and marketing	1,129,000	1,359,000	230,000	20.4%
Depreciation and amortization	5,431,000	7,143,000	1,712,000	31.5%
Loss on sale or disposal of assets	3,000	442,000	439,000	N/A
General and administrative	4,503,000	8,022,000	3,519,000	78.1%
Total expenses	18,108,000	27,428,000	9,320,000	51.5%

Income (loss) from operations	1,411,000	(2,740,000)	(4,151,000)	-294.2%
Other income (expense):
Amortization of debt issuance costs	(247,000)	(282,000)	(35,000)	14.2%
Interest expense	(1,945,000)	(4,301,000)	(2,356,000)	121.1%
Interest income	206,000	1,124,000	918,000	445.6%
Income (loss) before income taxes	(575,000)	(6,199,000)	(5,624,000)	-978.1%
Income tax expense (benefit)	(207,000)	141,000	348,000	-168.1%
Net income (loss)	$(368,000)	$(6,340,000)	$(5,972,000)

Revenue
The increase in revenue is partially due to $3,851,000 of revenue from NACC, acquired in the fourth quarter of 2004. The additional increase is comprised of an increase in revenue in the retail segment of approximately $1,952,000, offset by a decrease in the wholesale segment of approximately $634,000, addressed in the individual segment discussions below.

Cost of Revenue (excluding Depreciation and Amortization)
The increase in the cost of revenue was partially due to approximately $1,916,000 of cost of revenue associated with the NACC acquisition in the fourth quarter of 2004. Excluding NACC, the remaining increase in the cost of revenue is due to an increase in the retail segment and wholesale segment cost of sales of approximately $859,000 and $645,000, respectively, addressed in the individual segment discussions below.

Expenses
The increase in expenses excluding cost of revenue (excluding depreciation and amortization) was partially due to approximately $1,241,000 of operating expenses associated with the NACC acquisition. The remaining increase in expenses is made up of increases in the retail segment, wholesale segment and corporate of approximately $2,053,000, $513,000 and $2,093,000, respectively, addressed in the segment discussions below.

The selling and marketing expenses increase is primarily due to approximately $218,000 of expense from the NACC acquisition in the fourth quarter of 2004. The expenses related to the acquisitions were comprised primarily of trade show and advertising expenses of approximately $191,000.

The increase in depreciation and amortization expense was partially due to the depreciation and amortization expenses related to the NACC acquisition of $747,000. Excluding NACC, the retail segment increase in depreciation and amortization, of approximately $1,186,000, was due to an increase in the amortization of customer contract costs as a result of the purchases of contracts throughout 2004 and the first six months of 2005. The decrease in wholesale operations expense of approximately $221,000 is attributable to a decrease in amortization of dealer relationship costs due to the Company’s use of declining balance accelerated methods of amortization.

The increase in general and administrative expenses is partially due to $275,000 of expense related to the NACC acquisition in the fourth quarter of 2004. The remaining increase of approximately $3,244,000 is primarily due to increases in legal, accounting and other professional fees of approximately $1,536,000 of which approximately $1,308,000 is related to Sarbanes-Oxley, salaries, benefits and other compensation of approximately $614,000 and bad debt expense of approximately $620,000.

Amortization of Debt Issuance Costs
The increase in amortization of debt issuance costs is due primarily to amortization of debt issuance costs related to the issuance of $125,000,000 in Senior Secured Notes in the fourth quarter of 2004, offset in part by the decrease in debt issuance amortization due to the retirement of debt in the later half of 2004.

Interest Expense
The increase in interest expense is primarily due to issuance of the $125,000,000 of Senior Secured Notes issued in the fourth quarter of 2004.

Interest Income
The increase in interest income is primarily due to approximately $897,000 of interest income earned on the notes receivable recorded at NACC which were acquired in the fourth quarter of 2004.

Taxes
The increase in income tax expense was caused by the tax benefit recorded in the prior year being reversed during 2004 due to management’s re-assessment that the Company’s forecasted taxable position at the end of the full year of 2004 would not support recognizing the tax benefits to be derived from reversal of the valuation allowances on the deferred tax assets. The tax expense recorded in the current quarter represents deferred taxes relating to business acquisitions and state taxes attributable to subsidiaries of the Company which conduct business in separate taxing jurisdictions.

Results of Operations by Segment
The comparable financial results for the Company’s operating segments; Alarm-Monitoring, Wholesale Services, Alarm-Monitoring, Retail Services and Corporate for the three months ended June 30, 2005 compared with the three months ended June 30, 2004 are discussed below.

Intersegment revenue and cost of revenue amounts eliminated for the three months ended June 30, 2004 and 2005 was $921,107 and $1,228,355,

Alarm Monitoring, Wholesale Segment. Three months ended June 30,

	For the Three Months Ended June 30,		Dollar	Percent
	2004	2005	Variance	Variance
Total revenue	$6,126,000	$7,788,000	$1,662,000	27.1%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	3,823,000	6,455,000	2,632,000	68.8%
Selling and marketing	193,000	539,000	346,000	179.3%
Depreciation and amortization	1,161,000	1,422,000	261,000	22.5%
Loss on sale or disposal of assets	-	412,000	412,000	N/A
General and administrative	290,000	642,000	352,000	121.4%
Total expenses	5,467,000	9,470,000	4,003,000	73.2%

Income (loss) from operations	659,000	(1,682,000)	(2,341,000)	-355.2%
Other income (expense):
Interest expense	(9,000)	(5,000)	4,000	-44.4%
Income (loss) before income taxes	650,000	(1,687,000)	(2,337,000)	-359.5%
Income tax expense (benefit)	4,000	(11,000)	(15,000)	375.0%
Net income (loss)	$646,000	$(1,676,000)	$(2,322,000)

The increase in wholesale monitoring revenues was primarily due to approximately $2,296,000 of revenue from NACC, acquired in the fourth quarter of 2004. Exclusive of NACC, the remaining decrease of approximately $634,000 is primarily due to a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during the second quarter of 2005. This decrease in external accounts monitored, of approximately 23,000, resulted in a decrease in revenue of approximately $382,000. An additional decrease in revenue of approximately $252,000 is due to a decrease in the average revenue per contract per month of $0.24.

The decrease in the wholesale segment income from operations is partially due to a negative margin of approximately $549,000 from NACC, acquired in the fourth quarter of 2004. Exclusive of NACC, the remaining decrease in income from operations of approximately $1,792,000 is primarily due to the above mentioned decreases in revenue along with increases in cost of revenue of approximately $646,000 and approximately $513,000 in operating expenses.

The increase in the segment’s loss before income taxes is primarily attributable to the aforementioned decline in income from operations.

Alarm Monitoring, Retail Segment. Three months ended June 30,

	For the Three Months Ended June 30,		Dollar	Percent
	2004	2005	Variance	Variance
Total revenue	$13,393,000	$16,900,000	$3,507,000	26.2%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	3,219,000	4,007,000	788,000	24.5%
Selling and marketing	936,000	820,000	(116,000)	-12.4%
Depreciation and amortization	4,270,000	5,721,000	1,451,000	34.0%
Loss on sale or disposal of assets	-	30,000	30,000	N/A
General and administrative	3,269,000	4,341,000	1,072,000	32.8%
Total expenses	11,694,000	14,919,000	3,225,000	27.6%

Income from operations	1,699,000	1,981,000	282,000	16.6%
Other income (expense):
Amortization of debt issuance costs	(206,000)	-	206,000	-100.0%
Interest expense	(1,818,000)	(13,000)	1,805,000	-99.3%
Interest income	183,000	1,011,000	828,000	452.5%
Income (loss) before income taxes	(142,000)	2,979,000	3,121,000	2197.9%
Income tax expense	4,000	1,000	(3,000)	-75.0%
Net income (loss)	$(146,000)	$2,978,000	$3,124,000

Approximately $1,556,000 of the increase in retail revenue is associated with the fourth quarter 2004 NACC acquisition. The remaining increase was primarily the result of additional monitoring retail revenue, of approximately $1,529,000, generated due to an increase of approximately 14,000 in the average number of retail contracts owned per month. Additional revenue was generated by an increase in average revenue per contract per month of approximately $1.12 which resulted in an increase in the revenue of approximately $411,000.

The segment’s increase in income from operations was partially due to income from operations of approximately $1,244,000 relating to the NACC fourth quarter 2004 acquisition. Exclusive of NACC, the offsetting decrease of approximately $962,000 was primarily a result of the above mentioned increase in revenue, offset by increases in cost of revenue of approximately $860,000 depreciation and amortization of approximately $1,186,000 and general and administrative of approximately $968,000.

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

The increase in the segment’s income before income taxes is partially due to the matters described above. The remainder of the improvement is due primarily to the decreases in amortization of debt issuance costs of approximately $206,000 and interest expense of approximately $1,805,000, offset by increases in interest income of approximately $828,000.

Corporate. Three Months Ended June 30,

	For the Three Months Ended June 30,		Dollar	Percent
	2004	2005	Variance	Variance
Expenses:
General and administrative	$947,000	$3,039,000	$2,092,000	220.9%
Total expenses	947,000	3,039,000	2,092,000	220.9%

Income (loss) from operations	(947,000)	(3,039,000)	(2,092,000)	-220.9%
Other income (expense):
Amortization of debt issuance costs	(41,000)	(282,000)	(241,000)	587.8%
Interest expense	(118,000)	(4,283,000)	(4,165,000)	3529.7%
Interest income	23,000	113,000	90,000	391.3%
Income (loss) before income taxes	(1,083,000)	(7,491,000)	(6,408,000)	-591.7%
Income tax expense (benefit)	(214,000)	151,000	365,000	-170.6%
Net income (loss)	$(869,000)	$(7,642,000)	$(6,773,000)

The increase in the Corporate loss from operations of approximately $2,092,000 is due to an increase in general and administrative expenses, primarily from approximately $1,585,000 in accounting, legal and other professional fees, of which approximately $1,308,000 is related to Sarbanes-Oxley and approximately $364,000 in salaries, benefits and other compensation.

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

The increase in Corporate’s loss before income taxes is primarily due to the aforementioned increase in loss from operations, along with an increase in interest expense of approximately $4,165,000. This increase in interest expense is primarily due to the issuance of the $125,000,000 of Senior Secured Notes issued in the fourth quarter of 2004.

Consolidated. Six months ended June 30, 2005 compared to the six months ended June 30, 2004,

	For the Six Months Ended June 30,		Dollar	Percent
	2004	2005	Variance	Variance
Total revenue	$37,727,000	$49,146,000	$11,419,000	30.3%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	14,110,000	20,748,000	6,638,000	47.0%
Selling and marketing	2,245,000	2,519,000	274,000	12.2%
Depreciation and amortization	10,444,000	13,256,000	2,812,000	26.9%
Loss on sale or disposal of assets	3,000	442,000	439,000	N/A
General and administrative	9,562,000	14,161,000	4,599,000	48.1%
Total expenses	36,364,000	51,126,000	14,762,000	40.6%

Income (loss) from operations	1,363,000	(1,980,000)	(3,343,000)	-245.3%
Other income (expense):
Other income, net	(3,000)	-	3,000	-100.0%
Amortization of debt issuance costs	(507,000)	(556,000)	(49,000)	9.7%
Interest expense	(3,650,000)	(8,487,000)	(4,837,000)	132.5%
Interest income	531,000	2,378,000	1,847,000	347.8%
Income (loss) before income taxes	(2,266,000)	(8,645,000)	(6,379,000)	-281.5%
Income tax expense (benefit)	(827,000)	281,000	1,108,000	-134.0%
Net income (loss)	$(1,439,000)	$(8,926,000)	$(7,487,000)

Revenue
Approximately $7,888,000 of the revenue increase is associated with the fourth quarter 2004 NACC acquisition. The remaining increase is due to an increase in the retail segment of approximately $4,506,000, offset by a decrease in the wholesale segment of approximately $975,000 addressed in the individual segment discussions below.

Cost of Revenue (excluding Depreciation and Amortization)
Approximately $3,959,000 of increase in the cost of revenue is associated with the fourth quarter 2004 NACC acquisition. Exclusive of NACC, the cost of revenue increased approximately $916,000 for the wholesale monitoring operations and approximately $1,763,000 for the retail operations.

Expenses
The increase in expenses excluding cost of revenue (excluding depreciation amortization) was partially due to $2,457,000 of operating expenses from NACC, which was acquired in the fourth quarter of 2004. The remaining increases were due to increases in the wholesale segment, retail segment and Corporate of approximately $352,000, $2,437,000 and $2,879,000, respectively addressed in the segment discussions below.

The increase in selling and marketing expenses is primarily attributable to expenses associated with the fourth quarter 2004 NACC acquisition which amounted to approximately $393,000. The expenses incurred were comprised primarily of trade show and advertising expenses of approximately $330,000.

The increase in depreciation and amortization expenses was partially due to NACC expense of $1,547,000. The remaining increase was primarily due to the retail segment increase of approximately $1,645,000 caused by an increase in the amortization of customer contract costs as a result of the purchase of contracts throughout 2004 and the first six months of 2005.

The increase in general and administrative expenses was partially due to $518,000 from the fourth quarter 2004 NACC acquisition. The additional increase in expenses, of approximately $4,082,000, is primarily made up of increases in legal, accounting and other professional fees of approximately $2,174,000 of which approximately $1,891,000 is related to Sarbanes Oxley, salaries, benefits and other compensation of approximately $1,041,000, bad debt expense of approximately $247,000, general business insurance of approximately $145,000 and billing and collection expenses of approximately $195,000, partially offset by decreases in telephone expenses of approximately $290,000.

Amortization of Debt Issuance Costs
The increase in amortization of debt issuance costs is due primarily to amortization of debt issuance costs related to the issuance of $125,000,000 in Senior Secured Notes in the fourth quarter of 2004, offset in part by the decrease in debt issuance amortization due to the retirement of debt in the later half of 2004.

Interest Expense
The increase in interest expense is primarily due to issuance of the $125,000,000 of Senior Secured Notes issued in the fourth quarter of 2004.

Interest Income
The increase in interest income is primarily due to approximately $1,885,000 of interest income earned on the notes receivable recorded at NACC which were acquired in the fourth quarter of 2004.

Taxes
The increase in income tax expense was caused by the tax benefit recorded in the prior year being reversed during 2004 due to management’s re-assessment that the Company’s forecasted taxable position at the end of the full year of 2004 would not support recognizing the tax benefits to be derived from reversal of the valuation allowances on the deferred tax assets. The tax expense recorded in the six months ended June 30, 2005 represents deferred taxes relating to business acquisitions and state taxes attributable to subsidiaries of the Company which conduct business in separate taxing jurisdictions.

Results of Operations by Segment
The comparable financial results for the Company’s operating segments; Alarm-Monitoring, Wholesale Services, Alarm-Monitoring, Retail Services and Corporate for the six months ended June 30, 2005 compared with the six months ended June 30, 2004 are discussed below.

Intersegment revenue and cost of revenue amounts eliminated for the six months ended June 30, 2004 and 2005 were $1,410,431 and $2,410,335, respectively.

Alarm Monitoring, Wholesale Segment. Six months ended June 30,

	For the Six Months Ended June 30,		Dollar	Percent
	2004	2005	Variance	Variance
Total revenue	$11,939,000	$15,643,000	$3,704,000	31.0%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	7,619,000	12,631,000	5,012,000	65.8%
Selling and marketing	400,000	855,000	455,000	113.8%
Depreciation and amortization	2,279,000	2,863,000	584,000	25.6%
Loss on sale or disposal of assets	-	434,000	434,000	N/A
General and administrative	887,000	1,270,000	383,000	43.2%
Total expenses	11,185,000	18,053,000	6,868,000	61.4%

Income (loss) from operations	754,000	(2,410,000)	(3,164,000)	-419.6%
Other income (expense):
Interest expense	(20,000)	(10,000)	10,000	-50.0%
Income (loss) before income taxes	734,000	(2,420,000)	(3,154,000)	-429.7%
Income tax expense	6,000	72,000	66,000	1100.0%
Net income (loss)	$728,000	$(2,492,000)	$(3,220,000)

Approximately $4,679,000 of the Alarm Monitoring, Wholesale segment total revenue increase is due to the NACC acquisition in the fourth quarter of 2004. The remaining decrease is due to a decrease of approximately $260,000 generated by a decrease in the average revenue per account per month of approximately $0.12. A decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during the first six months of 2005 of approximately 22,000, resulted in a decrease in revenue of approximately $715,000.

The increase in the wholesale segment’s loss from operations was partially due to approximately $922,000 of loss from operations associated with the NACC acquisition in the fourth quarter of 2004. The remaining increase in the loss, exclusive of NACC, is due primarily to the above mentioned decrease in revenue along with a increases in the cost of revenue and operating expenses of approximately $916,000 and $352,000, respectively.

The segment’s increase in the loss before income taxes was primarily due to the aforementioned increase in loss from operations.

Alarm Monitoring, Retail Segment. Six months ended June 30,

	For the Six Months Ended June 30,		Dollar	Percent
	2004	2005	Variance	Variance
Total revenue	$25,788,000	$33,503,000	$7,715,000	29.9%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	6,491,000	8,117,000	1,626,000	25.1%
Selling and marketing	1,845,000	1,664,000	(181,000)	-9.8%
Depreciation and amortization	8,165,000	10,393,000	2,228,000	27.3%
Loss on sale or disposal of assets	-	8,000	8,000	N/A
General and administrative	6,715,000	8,049,000	1,334,000	19.9%
Total expenses	23,216,000	28,231,000	5,015,000	21.6%

Income from operations	2,572,000	5,272,000	2,700,000	105.0%
Other income (expense):
Other income, net	(3,000)	-	3,000	-100.0%
Amortization of debt issuance costs	(424,000)	-	424,000	-100.0%
Interest expense	(3,389,000)	(27,000)	3,362,000	-99.2%
Interest income	479,000	2,133,000	1,654,000	345.3%
Income (loss) before income taxes	(765,000)	7,378,000	8,143,000	1064.4%
Income tax expense	8,000	2,000	(6,000)	-75.0%
Net income (loss)	$(773,000)	$7,376,000	$8,149,000

Revenue from retail segment operations increased approximately $3,209,000 due to the addition of NACC acquisition revenue in the first six months of 2005. The remaining increase in revenues is primarily the result of additional monitoring revenue of approximately $3,220,000, generated due to an increase of approximately 15,000 in the average number of retail contracts owned per month. An increase in the average revenue per contract per month of approximately $0.74 resulted in an additional increase in the monitoring revenue of approximately $531,000.

For the six months ended June 30, 2005 the segment’s increase in income from operations was primarily due to approximately $2,393,000 of income from operations associated with the NACC acquisition in the fourth quarter of 2004.

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

The increase in the segment’s income before income taxes was partially due to approximately $4,279,000 of income before income taxes from the NACC acquisition in the fourth quarter of 2004. Exclusive of NACC, the remaining increase in the income before taxes was primarily due to decreases in interest expense and amortization of debt issuance costs of approximately $3,362,000 and $424,000, respectively.

Corporate. Six Months Ended June 30,

	For the Six Months Ended June 30,		Dollar	Percent
	2004	2005	Variance	Variance
Expenses:
General and administrative	$1,963,000	$4,842,000	$2,879,000	146.7%
Total expenses	1,963,000	4,842,000	2,879,000	146.7%

Income (loss) from operations	(1,963,000)	(4,842,000)	(2,879,000)	146.7%
Other income (expense):
Amortization of debt issuance costs	(83,000)	(556,000)	(473,000)	569.9%
Interest expense	(241,000)	(8,450,000)	(8,209,000)	3406.2%
Interest income	52,000	245,000	193,000	371.2%
Income (loss) before income taxes	(2,235,000)	(13,603,000)	(11,368,000)	-508.6%
Income tax expense (benefit)	(841,000)	207,000	1,048,000	-124.6%
Net income (loss)	$(1,394,000)	$(13,810,000)	$(12,416,000)

The increase in the loss from operations is due to an increase in general and administrative expenses, primarily made up of increases of approximately $2,331,000 in accounting, legal and other professional fees, of which approximately $1,891,000 is related to Sarbanes-Oxley and approximately $469,000 in salaries, benefits and other compensation .

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

The increase in the loss before income taxes is primary due to increases in interest expense due to the issuance of the $125,000,000 of Senior Secured Notes issued in the fourth quarter of 2004.

Liquidity and Capital Resources
Net cash provided by operating activities was approximately $3,821,000 for the six months ended June 30, 2005, compared to approximately $5,133,000 provided by operating activities for the six months ended June 30, 2004, a decrease of approximately $1,312,000. The decrease in cash provided by operations was primarily the result of a decrease in the cash net income (net loss with adjustments to reconcile net loss to net cash provided by operating activities) of approximately $3,653,000 and a decline in the increase of deferred revenues of approximately $855,000 offset, in part, by a reduction in the decrease of accounts payable and accrued expenses of approximately $1,028,000; a reduced increase in accounts receivable of approximately $1,609,000; and, approximately $516,000 from the increase in other liabilities.

Net cash used in investing activities was approximately ($8,526,000) for the six months ended June 30, 2005 compared to approximately ($30,922,000) used in investing activities for the six months ended June 30, 2004, an improvement of approximately $22,396,000. The reduced use of cash in investing activities is primarily due to a reduction in business acquisitions of approximately $12,942,000, an increase in repayment of dealer loans of approximately 7,346,000 and a reduction in the acquisition of customer contracts and dealer relationships of approximately $2,016,000.

Net cash used in financing activities was approximately ($4,546,000) for the six months ended June 30, 2004 compared to approximately ($1,408,000) in net cash used in financing activities for same period of 2005. The change is due primarily to a reduction in the repayment of long-term debt.

The balance sheet at June 30, 2005 reflects net working capital of approximately $25,379,000. As of June 30, 2005, we had recurring monthly revenue (“RMR”) of approximately $4,953,000 in our retail monitoring segment and approximately $2,995,000 in our wholesale monitoring segment. Total debt decreased by approximately ($835,000) from December 31, 2004 to June 30, 2005 as a result of early retirement of convertible notes at the request of noteholders.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $1.0 million and our strategy to purchase and create 80,000 to 100,000 monitoring contracts, which we anticipate to require approximately $63.0 million to $100.0 million. Contract acquisitions in excess of $70 million are dependent on obtaining additional financing.

The Company has a $30 million senior credit facility with LaSalle Bank N.A. which has not been used.

We believe that our existing cash, cash equivalents and RMR are adequate to fund our operations, exclusive of planned contract acquisitions, for at least the next twelve months.

New Accounting Pronouncements
On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the Act) into law. The Act includes many provisions that may materially effect our accounting for income taxes including a possible increase in our effective tax rate and changes in our deferred assets and liabilities. In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the Act. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB statement No. 109, “Accounting for Income Taxes.” The two FSP’s will not impact us.

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

Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for us). We have not yet determined the full impact of implementing FIN 47, but it is not expected to have a material effect on our financial statements. We will adopt FIN 47 by December 31, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. We are required to adopt the Standard on December on December 15, 2005 and do not expect the adoption to have a material effect on our financial statements.

Contractual Obligations and Commercial Commitments

The Company’s significant contractual obligations as of June 30, 2005 are for approximately $232,103,000. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$129,390,000	$4,390,000	$-	$-	$125,000,000
Capital leases	792,028	363,587	392,522	35,919	-
Operating leases	4,190,925	1,526,022	1,992,866	672,037	-
Interest expense (estimated)*	97,730,486	15,160,769	30,063,402	30,006,315	22,500,000
	$232,103,439	$21,440,378	$32,448,790	$30,714,271	$147,500,000
* Consists primarily of annual interest payments of $15 million on $125 million of senior secured notes bearing interest at 12%.

Attrition

Alarm-Monitoring Wholesale Services
End-user attrition has a direct impact on our results of operations since it effects our revenues, amortization expense and cash flow. We define attrition in the wholesale alarm monitoring business as the number of end-user accounts lost, expressed as a percentage, for a given period. In some instances, we use estimates to derive attrition data. We monitor end-user attrition each month, each quarter and each year. In periods of end-user account growth, end-user attrition may be understated and in periods of end- user account decline, end-user attrition may be overstated. Our actual attrition experience shows that the relationship period with any individual Dealer or end-user can vary significantly. Dealers discontinue service with us for a variety of reasons, including but not limited to, the sale of their alarm monitoring contracts, performance issues and receipt of lower pricing from competitors. End-users may discontinue service with the Dealer and therefore with us for a variety of reasons, including, but not limited to, relocation, service issues and cost. A portion of Dealer and end-user relationships, whether acquired or originated via our sales force, can be expected to discontinue service every year. Any significant change in the pattern of our historical attrition experience would have a material effect on our results of operations, financial position or cash flows.

For the quarters ended June 30, 2004 and 2005, our annualized end-user account growth rates in the wholesale monitoring segment, excluding acquisitions were (17.9%) and (4.9%), respectively. For the quarters June 30, 2004 and 2005, our annualized end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end- users added and end-users acquired, was 38.4% and 22.7%, respectively.

	2004	2005
Beginning balance, March 31,	525,306	724,007
End-users added, excluding acquisitions	32,250	34,098
End-users acquired	22,428	-
End-user losses	(55,705)	(43,024)
Ending balance, June 30,	524,279	715,081

Alarm-Monitoring Retail Services
The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the periods presented are as follows:

	Quarter Ended

	September 30,	December 31,	March 31,	June 30,	Annualized attrition for the four quarters ended June 30,
	2004	2004	2005	2005	2005
Legacy and flow	15.20%	14.60%	13.69%	17.79%	14.46%
Residential since IPO	12.50%	11.30%	11.71%	12.88%	11.56%
Commercial since IPO	10.40%	8.60%	5.24%	12.29%	8.83%

Total	12.60%	11.30%	10.85%	13.82%	11.60%

The attrition for a given period is calculated as the quotient of (i) the sum of (a) cancelled RMR plus (b) the increase (or minus the decrease) in "disqualified RMR" (i.e., RMR with related account receivable balances over 90 days from invoice date) minus (c) "replacement RMR" (i.e., cancelled or disqualified RMR that has been replaced by the selling Dealer with new RMR as required by the original sales contract with the Dealer); divided by (ii) average "qualified RMR" (i.e., RMR with no related account receivable balances over 90 days from invoice date.)  When calculating annual attrition (rolling four quarters), account losses for the period are added to the average qualified RMR.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is effected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency risk. At June 30, 2005, we had no short-term investments and our cash and cash equivalents are invested in money market accounts.

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

This conclusion was based on the fact that the material weaknesses that existed at December 31, 2004 disclosed in our Form 10-K filed with the Securities and Exchange Commission (SEC) on June 13, 2005 were still present at June 30, 2005. The material weaknesses included (i) the Company did not have an effective control environment, (ii) the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, (iii) the Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its financial statements in a timely manner, (iv) the Company did not maintain effective controls over revenue and deferred revenue accounts, (v) the Company did not maintain effective controls over accounts payable, accrued liabilities and the related expense accounts at two divisions, (vi) the Company did not maintain effective controls over certain cash accounts and transactions including wire transfers at one division. In light of these material weaknesses, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 1 of this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2005, except as noted in the following paragraph that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Plan for Remediation of Material Weaknesses
Our plan to remediate the above material weaknesses remains unchanged from that which was disclosed in our Form 10-K filed with the SEC on June 13, 2005. The Company has taken the following steps in its remediation efforts during the quarter ended June 30, 2005:

•	improving the organizational structure to help achieve the proper level of centralization/standardization of functional areas, as well as the quality and quantity of our accounting personnel;

•	establishing a formal disclosure committee to review and discuss our periodic reports prior to filing with the SEC;

•	establishing formal corporate wide policies concerning the requisition, account classification, authorization and receipt of goods and services;

•	establishing formal corporate procedures for proper cutoff at period end;

•	reviewing existing controls over vendor master files;

•	enhancement of current treasury policies and procedures; and

•	establishing an Internal Control Steering Committee in order to strengthen our SOX 404 compliance efforts and to monitor progress of the Company’s remediation efforts.

As the Company continues to take the steps to remediate its identified material weaknesses, in accordance with SEC and PCAOB guidance, management does not believe that it will fully be able to demonstrate that such material weaknesses have been remediated until the Company and its independent registered public accountants conduct their December 31, 2005 fiscal year-end assessment and audit of the Company’s internal control over financial reporting.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

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

August 9, 2005    INTEGRATED ALARM SERVICES GROUP, INC.

By: /s/  Timothy M. McGinn
Name: Timothy M. McGinn
Title: Chief Executive Officer

By: /s/ Michael T. Moscinski
Name: Michael T. Moscinski
Title: Chief Financial Officer