Form 10-Q
period 2005-09-30
INTEGRATED ALARM SERVICES GROUP INC
filed 2005-11-10
CIK 1200022

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR

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
Yes X No ____

As of October 31, 2005 there were 24,681,462 shares of the registrant's common stock outstanding.

TOC

TOC

Integrated Alarm Services Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of
	December 31,	September 30,
	2004	2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,554,609	$9,125,459
Current portion of notes receivable	5,186,965	18,558,399
Accounts receivable, net	6,289,787	5,090,801
Inventories	1,233,785	972,249
Prepaid expenses	1,127,581	1,559,597
Due from related parties	70,655	177,716
Total current assets	45,463,382	35,484,221
Property and equipment, net	7,926,324	6,821,060
Notes receivable, net	22,211,283	1,438,470
Dealer relationships, net	34,529,962	31,130,758
Customer contracts, net	85,169,085	85,045,547
Deferred installation costs, net	5,946,059	9,024,975
Goodwill	91,434,524	90,997,206
Debt issuance costs, net	5,322,089	4,838,057
Other identifiable intangibles, net	3,054,247	2,619,282
Restricted cash	757,104	757,907
Deposits on acquisition	-	22,683,192
Other assets	270,122	301,564
Total assets	$302,084,181	$291,142,239

Liabilities and Stockholders' Equity
Current liabilities:
Borrowing on line of credit	$-	$3,000,000
Current portion of long-term debt	5,225,000	4,275,000
Current portion of capital lease obligations	459,987	364,955
Accounts payable	3,720,197	1,356,934
Accrued expenses	9,185,263	11,138,018
Current portion of deferred revenue	9,756,134	9,119,104
Other liabilities	160,809	200,525
Total current liabilities	28,507,390	29,454,536

Long-term debt, net of current portion	125,000,000	125,000,000
Capital lease obligations, net of current portion	575,502	389,815
Deferred revenue, net of current portion	4,034,675	5,748,723
Deferred income taxes	1,112,778	1,399,255
Due to related parties	4,009	58,611
Total liabilities	159,234,354	162,050,940

Commitments and Contingencies (note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; authorized
3,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value; authorized
100,000,000 shares; issued and outstanding
24,681,462 at December 31, 2004 and September 30, 2005	24,682	24,682
Paid-in capital	206,566,067	207,161,926
Accumulated deficit	(63,740,922)	(78,095,309)
Total stockholders' equity	142,849,827	129,091,299
Total liabilities and stockholders' equity	$302,084,181	$291,142,239

The accompanying notes are an integral part of the consolidated financial statements.

TOC

Integrated Alarm Services Group, Inc. and Subsidiaries

Consolidated Statements of Operations

for the Three and Nine Months Ended September 30, 2004 and 2005
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue:
Monitoring fees	$5,529,322	$7,848,836	$17,366,658	$23,420,473
Revenue from customer accounts	14,027,362	14,501,801	37,072,113	44,203,132
Related party monitoring fees	36,036	29,851	137,847	96,538
Service, installation and other revenue	2,308,319	2,120,739	5,050,941	5,926,464
Total revenue	21,901,039	24,501,227	59,627,559	73,646,607

Expenses:
Cost of revenue (excluding depreciation
and amortization)	8,828,605	10,782,006	22,938,107	31,529,212
Selling and marketing	1,001,200	1,223,844	3,246,126	3,742,317
Depreciation and amortization	5,802,323	7,613,628	16,245,896	20,869,768
(Gain) loss on sale or disposal of assets	(48,578)	332,414	(45,336)	774,664
General and administrative	5,414,401	6,432,993	14,976,226	20,594,272
Total expenses	20,997,951	26,384,885	57,361,019	77,510,233

Income (loss) from operations	903,088	(1,883,658)	2,266,540	(3,863,626)
Other income (expense):
Other expense, net	-	-	(3,080)	-
Amortization of debt issuance costs	(234,273)	(282,066)	(741,307)	(838,147)
Interest expense	(1,851,475)	(4,314,105)	(5,501,517)	(12,800,712)
Interest income	180,880	1,145,898	711,428	3,524,330
Income (loss) before income taxes	(1,001,780)	(5,333,931)	(3,267,936)	(13,978,155)
Income tax expense (benefit)	1,145,431	94,715	318,027	376,232
Net income (loss)	$(2,147,211)	$(5,428,646)	$(3,585,963)	$(14,354,387)
Basic and diluted income (loss) per share	$(0.09)	$(0.22)	$(0.15)	$(0.58)
Weighted average number of common
shares outstanding	24,681,462	24,681,462	24,663,426	24,681,462

The accompanying notes are an integral part of the consolidated financial statements.

TOC

Integrated Alarm Services Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the Nine Months Ended September 30, 2004 and 2005
 (unaudited)

	For the Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$(3,585,963)	$(14,354,387)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	16,245,896	20,869,768
Amortization of deferred installation costs, net	95,216	411,923
Amortization of debt issuance costs	741,307	838,147
Interest expense - non-cash, notes	675,161	571,189
Stock options issued to consultant	13,018	-
Provision for bad debts	457,951	853,803
Deferred income taxes	-	286,477
Earned discount on notes receivable	-	(941,682)
Loss (gain) on sale or disposal of assets	3,242	642,355
Loss (gain) on sale of customer contracts and accounts receivable		132,309
Loss (gain) on settlement of notes receivable	(48,578)	-
Changes in assets and liabilities, net of effects of
acquisitions and non-cash transactions:
Accounts receivable	(1,114,950)	312,529
Inventories	190,491	261,536
Prepaid expenses	(32,085)	(432,016)
Other assets	(117,169)	(31,442)
Deferred installation costs	(4,688,733)	(4,278,272)
Due from/to related parties	(24,692)	(52,459)
Accounts payable and accrued expenses	(3,108,548)	166,152
Deferred revenue	(1,412,741)	(1,115,821)
Deferred installation revenue	3,435,311	2,980,272
Other liabilities	123,209	39,716
Net cash provided by operating activities	7,847,343	7,160,097
Cash flows from investing activities:
Purchase of property and equipment	(2,355,529)	(1,486,539)
Proceeds from sale of property and equipment	1,800	-
Purchase of customer contracts and dealer relationships	(14,213,895)	(12,603,721)
Proceeds from sale of customer contracts and accounts receivable	-	472,942
Financing of dealer loans	(3,095,921)	(3,763,817)
Repayment of dealer loans	1,590,683	8,598,729
Decrease (increase) in restricted cash	(755,896)	(803)
Deposit on acquistion	-	(22,683,192)
Business acquisitions, net of cash acquired	(13,411,560)	461,988
Net cash used in investing activities	(32,240,318)	(31,004,413)
Cash flows from financing activities:
Proceeds from borrowing on line of credit	-	3,000,000
Payments of obligations under capital leases	(262,462)	(280,719)
Repayment of long-term debt	(6,451,500)	(950,000)
Debt issuance costs	(58,968)	(354,115)
Net cash (used in) provided by financing activities	(6,772,930)	1,415,166

Net increase (decrease) in cash and cash equivalents for the period	(31,165,905)	(22,429,150)
Cash and cash equivalents at beginning of period	35,435,817	31,554,609
Cash and cash equivalents at end of period	$4,269,912	$9,125,459

Supplemental disclosure of cash flow information:
Interest paid	$4,434,965	$8,031,496
Income taxes paid	$161,880	$50,400

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Management Opinion

The unaudited financial information as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004, in the opinion of management, includes all adjustments that are considered necessary for the fair statement of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries’ (IASG or the “Company”) for the three months and nine months ended September 30, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented herein, in accordance with regulations. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. Certain prior period statement of operations (revenue) and cash flows data (deferred installation costs, (loss) gain on sale of property and equipment and related deferred revenue) have been reclassified to conform to the current period presentation.

2. Notes Receivable

The Company’s notes receivable consisted of the following:

	December 31, 2004	September 30, 2005

Performing loans	$30,011,184	$20,978,755
Non-performing loans	1,390,581	791,706
Total Loans	31,401,765	21,770,461

Less: Reserves	(245,854)	(248,878)
Purchase discount	(3,757,663)	(1,524,714)
Net loans	$27,398,248	$19,996,869

At December 31, 2004, the Company had non-performing loans aggregating $1.4 million. In February of 2005, the Company collected $0.6 million of these loans. At September 30, 2005, the Company had non-performing loans aggregating $0.8 million. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral deteriorates, it may result in a future charge to earnings.

As part of the acquisition of assets of National Alarm Computer Center, Inc., (“NACC”), the Company agreed to assume NACC’s obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers. At December 31, 2004 and September 30, 2005, amounts available to Dealers under these lines of credit were $11.0 million and $4.3 million, respectively. The Company intends to fund these commitments with the available funds and available capacity under the $30 million LaSalle Credit Facility (Note 4).

The purchase discount resulted from the acquisition of NACC. During the nine months ended September 30, 2005, certain loans were repaid in advance, resulting in the re-allocation of purchase price. As a result, the purchase discount was reduced by approximately $1,406,000 and goodwill was reduced by a corresponding amount (Note 3).

3. Goodwill and Intangibles

During the nine months ended September 30, 2005, goodwill decreased by approximately $437,000. The decrease is related to approximately $1,406,000 of the unamortized discount on notes receivable that were repaid in advance of the original terms (Note 2).
The decrease is partially offset by legal and other direct acquisition costs of approximately $677,000 and the settlement of certain provisions contained in the purchase agreements related to acquisitions of approximately $291,000.

On December 15, 2003, the Company purchased all of the issued and outstanding capital stock of Lane Security, Inc. The Company and Parent (the seller) arrived at the final (anniversary date) purchase price adjustment in April 2005. The primary components of the final cash payment of $2,350,000 were the payments for additional customer contracts at a cost of $950,000 and return settlement of $1,400,000 of seller holdback funds in excess of what was required to fund portfolio attrition.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangibles (cont.)

The Company accounts for its goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test in the third quarter of each year and to date has not been required to record an impairment charge. During the second quarter of 2004 and continuing through the third quarter of 2005, the common stock of the Company traded below its book value. The Company completed its annual impairment test in the third quarter of 2005 and did not record an impairment charge upon completion of this review as the fair value of the reporting units exceeded their respective carrying values in the third quarter of 2005. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

Customer Contracts and Dealer Relationships
SFAS No. 144 “Accounting for the Impairment of Disposal of Long Lived Assets” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were required during the nine months ended September 30, 2004 and 2005.

Customer contracts at September 30, 2005 consist of the following:

	Existing Portfolio	Dealer Acquired	Contracts assumed from Dealers	Total
Customer contracts December 31, 2004	$75,385,535	$26,401,139	$8,058,738	$109,845,412
Purchases	14,288,251	2,573,780	-	16,862,031
Sales and adjustments	(1,306,943)	-	-	(1,306,943)
Customer contracts September 30, 2005	88,366,843	28,974,919	8,058,738	125,400,500

Accumulated amortization December 31, 2004	12,982,374	7,620,188	4,073,765	24,676,327
Amortization	11,263,636	3,172,065	1,352,917	15,788,618
Amortization Adjustments - Sales	(109,992)	-	-	(109,992)
Accumulated amortization September 30, 2005	24,136,018	10,792,253	5,426,682	40,354,953

Customer contracts, net December 31, 2004	$62,403,161	$18,780,951	$3,984,973	$85,169,085

Customer contracts, net September 30, 2005	$64,230,825	$18,182,666	$2,632,056	$85,045,547

Customer contract amortization expense for the nine months ended September 30, 2004 and 2005 was $12,593,639 and $15,788,618, respectively. The amortization expense was reduced by approximately $1,722,000 and $577,000 using attrition reserves from contract purchase transactions for the nine months ended September 30, 2004 and 2005, respectively.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangibles (cont.)

During the nine months ended September 30, 2005, the Company negotiated the purchase of certain contracts from dealers resulting in a conversion of NACC $2,738,321 of dealer notes receivable to customer contracts.

Dealer relationships consist of the following:

	Relationships	Accumulated Amortization	Net
December 31, 2004	$55,390,405	$20,860,443	$34,529,962
Additions	38,952	3,438,156	(3,399,204)
September 30, 2005	$55,429,357	$24,298,599	$31,130,758

Amortization expense for dealer relationships was $2,904,335 and $3,438,156 for the nine months ended September 30, 2004 and 2005, respectively.

Estimated amortization expense of customer contracts, dealer relationships and other identifiable intangible assets for the years ending December 31, 2005 through 2009 is as follows:

Year		Customer Contracts	Dealer Relationships	Other Identifiable Intangible Assets	Deferred Installation Costs	Total
2005	(three months)	$2,607,813	$1,149,515	$144,988	$475,562	$4,377,878
2006		9,666,502	4,133,536	579,954	1,830,276	16,210,268
2007		8,430,906	3,737,705	558,430	1,643,800	14,370,841
2008		7,723,413	3,499,019	543,056	1,355,317	13,120,805
2009		6,959,267	3,259,336	498,202	1,087,779	11,804,584

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. The net unamortized cost of portfolios subject to variable amortization based upon attrition was approximately $64,116,000 as of September 30, 2005.

4. Borrowing on Line of Credit

The Company entered into a $30 million senior secured credit facility with LaSalle Bank N.A. The facility bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.5%. The facility is collateralized by a security interest in substantially all of our tangible and intangible property. Covenants include a minimum fixed charge coverage ratio of 2.0 times and a maximum senior secured debt to eligible recurring monthly revenue of 10.0 times. The Company had borrowed funds under the facility in the amount of $3.0 million as of September 30, 2005.

5.  Stockholders’ Equity

Company stock options outstanding as of September 30, 2005 are as follows:

	Options	Weighted Average Exercise Price
Options outstanding December 31, 2004	2,086,166	$9.01
Options issued during 2005	182,500	$8.27
Option forfeited during 2005	(3,333)	$5.75

Options outstanding September 30, 2005	2,265,333	$8.96

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Stockholders’ Equity (cont.)

Company stock options outstanding become exercisable as follows:

Period Ending	Option Plan Option Shares	Weighted Average Exercise Price	Shareholder Option Shares	Weighted Average Exercise Price

Currently exerciseable	135,500	$6.89	1,140,000	$9.25
September 30, 2006	44,167	$5.53	802,000	$9.25
September 30, 2007	45,666	$5.53	42,000	$9.25
September 30, 2008	-		56,000	$9.25
	225,333	$6.35	2,040,000	$9.25

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

The standard also provides for different transition methods for past award grants, including the restatement of prior period results. The Company has elected to apply the prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, the Company will continue to provide the pro-forma disclosures for past award grants as required under FAS 123, as amended.

The issuance of FAS 123R is expected to result in stock option-based compensation expense in 2006 of an immaterial amount.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Stockholders’ Equity (cont.)

The following table illustrates the effect on net loss and net loss per share if the Company had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net income (loss), as reported	$(2,147,211)	$(5,428,646)	$(3,585,963)	$(14,354,387)
Add: Stock-based compensation included in reported net loss, net of related tax effects	-	-	7,811	-
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,733)	(27,173)	(109,133)	(141,069)
Pro forma net income (loss)	$(2,155,944)	$(5,455,819)	$(3,687,285)	$(14,495,456)
Net income (loss) per share, as reported-basic and diluted	$(0.09)	$(0.22)	$(0.15)	$(0.58)
Pro forma net income (loss) per share-basic and diluted	$(0.09)	$(0.22)	$(0.15)	$(0.59)

The following table summarizes the activity related to stockholders’ equity for the nine months ended September 30, 2005:

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2004	24,681,462	$24,682	$206,566,067	$(63,740,922)	$142,849,827
Net income (loss)	-	-	-	(14,354,387)	(14,354,387)
Shareholder Options	-	-	26,470	-	26,470
Imputed interest expense associated with conversion feature of debt	-	-	569,389	-	569,389
Balance, September 30, 2005	24,681,462	$24,682	$207,161,926	$(78,095,309)	$129,091,299

6. Income Taxes

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

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income (Loss) per Common Share

The income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator
Net income (loss)	$(2,147,211)	$(5,428,646)	$(3,585,963)	$(14,354,387)
Denominator
Weighted average shares outstanding	24,681,462	24,681,462	24,663,426	24,681,462
Net income (loss) per share	$(0.09)	$(0.22)	$(0.15)	$(0.58)

The shares represented by options and convertible promissory notes below have not been included as common stock equivalents, as they would be anti-dilutive.

	As of September 30,
	2004	Weighted Average Option Price	2005	Weighted Average Option Price
Stock options and convertible promissory notes outstanding are as follows:

Convertible promissory notes	753,153	$6.94	616,216	$6.94
Stock option plans	198,000	6.60	225,333	6.35
Shareholder options	1,900,000	9.25	2,040,000	9.25
Total	2,851,153		2,881,549

8. Litigation

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

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Acquisitions

On October 1, 2005, the Company acquired substantially all of the assets, including all of the stock in the subsidiaries and assumed certain liabilities of Financial Security Services, Inc. for approximately $22.7 million. A cash deposit in the amount of $22.7 million was made on September 30, 2005 relating to the purchase and is recorded in deposits on acquisition.

The preliminary purchase price allocation is based upon management’s best estimate of fair value and is subject to certain closing adjustments and an independent valuation.

The preliminary purchase price allocation (net of cash acquired) is as follows:

October 1, 2005
Assets
Accounts receivable	$332,000
Property and equipment	200,000
Notes receivable	16,805,000
Dealer relationships	3,178,000
Customer contracts	294,000
Goodwill	1,975,000
Total Assets	22,784,000

Liabilities
Accrued expenses	91,000
Deferred revenue	10,000
Total Liabilities	101,000
Net Purchase Price	$22,683,000

10.  Segment and Related Information

Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three and nine months ended September 30, 2004 and 2005.

IASG has two reportable segments: (1) Alarm-Monitoring wholesale services and (2) Alarm-Monitoring retail services. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is affected by similar economic conditions. The Company has determined its reportable segments based on its method of internal reporting which is used by the chief operating decision maker for making operational decisions and assessing performance.

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

Summarized financial information as of and for the three and nine months ended September 30, 2004 and 2005 concerning the Company's reportable segments is shown in the following table:

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Segment and Related Information (cont.)

Three Months ended September 30, 2004:

	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$5,565,359	$16,335,680	$-	$21,901,039
Intersegment revenue	973,802	-	(973,802)	-
Interest income	-	179,596	1,284	180,880
Interest expense	8,218	1,725,693	117,564	1,851,475
Income (loss) before income taxes	445,397	(268,360)	(1,178,817)	(1,001,780
Purchase of contracts and businesses	422,316	11,469,630	-	11,891,946
Depreciation and amortization	1,177,357	4,624,966	-	5,802,323
Amortization of deferred installation costs	-	175,098	-	175,098

Three Months ended September 30, 2005:

	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$7,898,800	$16,602,427	$-	$24,501,227
Intersegment revenue	1,158,962	-	(1,158,962)	-
Interest income	-	932,270	213,628	1,145,898
Interest expense	6,356	11,152	4,296,597	4,314,105
Income (loss) before income taxes	563,844	437,587	(6,335,362)	(5,333,931
Purchase of contracts, dealer relations and businesses	38,952	607,961	-	646,913
Depreciation and amortization	1,344,956	6,268,672	-	7,613,628
Amortization of deferred installation costs	-	460,967	-	460,967

Nine Months ended September 30, 2004:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$17,504,505	$42,123,054	$-	$59,627,559
Intersegment revenue	2,384,233	-	(2,384,233)	-
Interest income	-	658,522	52,906	711,428
Interest expense	27,748	5,114,892	358,877	5,501,517
Income (loss) before income taxes	2,590,171	(2,446,474)	(3,411,633)	(3,267,936
Purchase of contracts, dealer relations and businesses	422,316	38,297,792	-	38,720,108
Depreciation and amortization	3,456,696	12,789,200	-	16,245,896
Amortization of deferred installation costs	-	334,380	-	334,380

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Segment and Related Information (cont.)

Nine Months ended September 30, 2005:

	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$23,541,647	$50,104,960	$-	$73,646,607
Intersegment revenue	3,569,296	-	(3,569,296)	-
Interest income	-	3,065,220	459,110	3,524,330
Interest expense	16,943	38,415	12,745,354	12,800,712
Income (loss) before income taxes	551,346	5,406,528	(19,936,029)	(13,978,155)
Purchase of contracts, dealer relations and businesses	38,952	15,775,689	-	15,814,641
Depreciation and amortization	4,207,921	16,661,847	-	20,869,768
Amortization of deferred installation costs	-	1,199,356	-	1,199,356

Beginning in the first quarter of 2005, the Company no longer allocates corporate expenses to the wholesale services and retail services segments.  As a result, segment income (loss) before income taxes for 2004 has been reclassed to conform the classification of Intersegment expenses to the 2005 presentation. There has been no material change in the total assets of the reportable segments since December 31, 2004. The acquisitions in the retail services segment have been funded with cash balances residing in that segment. Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized above. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

11.  Subsequent Events

The Company’s board of directors approved an initial plan to repurchase up to $2.5 million of IASG common stock, the maximum permitted under the Senior Secured Note covenants. The repurchase is expected to continue through March 17, 2006 unless modified at the board’s discretion.

12.  New Accounting Pronouncements

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. The Company adopted the Standard on July 1, 2005, and such adoption did not have an effect on its financial statements.

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

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. New Accounting Pronouncements (cont.)

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

TOC

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005.

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto.

Overview

We are one of the largest providers of monitoring, financing and business support services to independent security alarm Dealers which we refer to as “Dealers” in the United States. We offer services to Dealers competing in both the residential and commercial security alarm markets. We refer to this as our wholesale business.

Our retail portfolio is comprised of both residential subscribers, which represent approximately 80% of our revenue in this segment, and commercial subscribers, which represent approximately 20% of our revenue in this segment.

Our revenues are derived primarily from our portfolio of retail alarm monitoring contracts and providing wholesale alarm monitoring services to Dealers for the benefit of the end-user of the alarm system. For the nine months ended September 30, 2005, the retail segment generated approximately 68.0 % and the wholesale segment generated approximately 32.0% of total revenue.

The cost of services is primarily a function of labor, telecommunication, data processing and technical support costs. Our other operating expenses are comprised of general and administrative, depreciation and amortization, and selling and marketing expenses. Fluctuations in general and administrative expenses generally reflect increases in staff associated with acquisitions, changes in professional fees and compensation.

For the quarter ended September 30, 2005, we are reporting a loss from operations of $1.9 million compared to income from operations of $.9 million in the same quarter last year. Increases in amortization expense, general and administrative expenses, along with charges taken due to site closings contributed to the change.

Net loss for the quarter was $5.4 million compared to a loss of $2.1 million in the same quarter last year. In addition to the decrease in income from operations, the increase in net loss is due to an increase in interest expense, which is related to the Senior Secured Notes issued in November 2004 to finance the NACC acquisition.

Critical Accounting Policies

Our discussion and analysis of results of operations, financial condition and cash flows are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an on-going basis, including those related to revenue recognition and allowance for doubtful accounts, valuation to allocate the purchase price for a business combination, notes receivable reserve and fair value of customer contracts on foreclosed loans, fair value and forecasted data to assess recoverability of intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

TOC

Notes Receivable, Reserve and Fair Value of Customer Contracts on Foreclosed Loans

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

At September 30, 2005, we had non-performing loans aggregating $0.8 million. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flows from the underlying collateral continues to deteriorate, it may result in a future charge to earnings.

As part of the acquisition of assets of National Alarm Computer Center, Inc., (“NACC”), the Company agreed to assume NACC’s obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers. At December 31, 2004 and September 30, 2005, amounts available to Dealers under these lines of credit were $11.0 million and $4.3 million, respectively.

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

Dealer relationships and end-user contracts are amortized using methods and lives which are management’s estimates, based upon all information available (including industry data, attrition studies, current portfolio trends), of the life (attrition pattern) of the underlying contracts and relationships. If actual results vary negatively (primarily attrition) from management assumptions, amortization will be accelerated, which will negatively impact results from operations. If conditions deteriorate dramatically, the asset could become impaired and result in a change to operations. For existing portfolio accounts purchased subsequent to January 31, 2003, we amortize such accounts using the straight-line method over an 18-year period plus actual attrition. This methodology may cause significant variations in amortization expense in future periods.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of Dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2005, our long-lived assets (property and equipment, Dealer relationships, customer contracts and deferred installation costs.) aggregate approximately $132.0 million.

TOC

We account for goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment test in the third quarter of each year and to date have not been required to record an impairment charge. During the second quarter of 2004, our common stock began trading below its book value and has continued to do so through the third quarter of 2005. We completed our annual impairment test in the third quarter of 2005 and did not record an impairment charge upon completion of this review as the fair value of the reporting units exceeded their respective carrying values in the third quarter of 2005. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows. Our goodwill balance at September 30, 2005 is approximately $91.0 million.

Income taxes

As part of the process of preparing our financial statements, we will be required to estimate our income taxes in each of the jurisdictions in which we operate. This process will involve estimates of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized. In the event it becomes more likely than not that some or all of the deferred tax asset allowances will not be needed, the valuation allowance will be adjusted.

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

In May 2003, a former employee of McGinn, Smith & Co., Inc., brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc, was never our employee and we plan to vigorously defend this claim. We moved to dismiss the plaintiff’s complaint against us and that motion was granted in its entirety, dismissing us from the lawsuit. Plaintiff has filed a notice of appeal. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

Results of operations

 The following charts reflect the elimination of intersegment revenue and cost of revenue to the respective segment. Intersegment revenue and cost of revenue amounts eliminated for the three months ended September 30, 2004 and 2005 were approximately $974,000 and $1,159,000, respectively, and approximately $2,384,000 and $3,569,000 for the nine months ended September 30, 2004 and 2005, respectively.

TOC

Consolidated. Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Intersegment revenue and cost of revenue amounts eliminated in the consolidated financial statements for the three months ended September 30, 2004 and 2005 were approximately $974,000 and $1,159,000, respectively.

	For the Three Months Ended September 30,
	2004	2005	Dollar Variance	Percent Variance
Total revenue	$22,875,000	$25,660,000	$2,785,000	12.2%
Expenses:
Cost of revenue (excluding depreciation and amortization)	9,803,000	11,941,000	2,138,000	21.8%
Selling and marketing	1,001,000	1,224,000	223,000	22.3%
Depreciation and amortization	5,802,000	7,614,000	1,812,000	31.2%
(Gain) loss on sale or disposal of assets	(49,000)	332,000	381,000	-777.6%
General and administrative	5,415,000	6,433,000	1,018,000	18.8%
Total expenses	21,972,000	27,544,000	5,572,000	25.4%

Income (loss) from operations	903,000	(1,884,000)	(2,787,000)	-308.6%
Other income (expense):
Amortization of debt issuance costs	(234,000)	(282,000)	(48,000)	20.5%
Interest expense	(1,851,000)	(4,314,000)	(2,463,000)	133.1%
Interest income	181,000	1,146,000	965,000	533.1%
Income (loss) before income taxes	(1,001,000)	(5,334,000)	(4,333,000)	-432.9%
Income tax expense (benefit)	1,146,000	95,000	(1,051,000)	-91.7%
Net income (loss)	$(2,147,000)	$(5,429,000)	$(3,282,000)	152.9%

Revenue

The increase in revenue is partially due to approximately $4,435,000 of revenue from NACC, acquired in the fourth quarter of 2004. The offsetting decrease is comprised of decreases in revenue in the retail segment of approximately $1,482,000 and in the wholesale segment of approximately $168,000, addressed in the individual segment discussions below.

Cost of Revenue (excluding Depreciation and Amortization)

The increase in the cost of revenue was partially due to approximately $1,825,000 of cost of revenue associated with the NACC acquisition in the fourth quarter of 2004. Excluding NACC, the remaining increase in the cost of revenue is due to an increase in the retail segment and wholesale segment cost of sales of approximately $4,000 and $309,000, respectively, addressed in the individual segment discussions below.

Expenses

The increase in expenses excluding cost of revenue (excluding depreciation and amortization) was partially due to approximately $933,000 of operating expenses associated with the NACC acquisition. The remaining increase in expenses is made up of increases in the retail segment and Corporate of approximately $1,851,000 and $950,000, respectively, offset in part by a decrease in the wholesale segment of approximately $300,000, addressed in the segment discussions below.

The selling and marketing expenses increase is partially due to approximately $59,000 of expense from the NACC acquisition in the fourth quarter of 2004. The expenses related to NACC were comprised primarily of trade show and advertising expenses of approximately $49,000. The remaining increase is primarily due to an increase in the wholesale and retail segments, exclusive of NACC, of approximately $79,000 and $85,000, respectively.

The increase in depreciation and amortization expense was partially due to the depreciation and amortization expenses related to the NACC acquisition of $748,000. Excluding NACC, the retail segment increase in depreciation and amortization, of approximately $1,380,000, was due to an increase in the amortization of customer contract costs as a result of the purchases of contracts throughout 2004 and the nine months of 2005. The decrease in wholesale operations expense of approximately $316,000 is attributable to a decrease in amortization of dealer relationship costs due to the Company’s use of declining balance accelerated methods of amortization.

TOC

The increase in the loss (gain) on sale of assets is due to the sale of certain customer contracts and closures of certain dealer care centers and monitoring station.

The increase in general and administrative expenses is partially due to $126,000 of expense related to the NACC acquisition in the fourth quarter of 2004. The remaining increase of approximately $892,000 is primarily due to increases in legal, accounting and other professional fees of approximately $693,000 of which approximately $403,000 is related to Sarbanes-Oxley, salaries, benefits and other compensation of approximately $394,000, billing and collection costs of approximately $183,000 offset in part by decreases in bad debt expense of approximately $139,000 and telephone and communication expenses of $167,000.

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

Interest Income

The increase in interest income is primarily due to approximately $821,000 of interest income earned on the notes receivable recorded at NACC which were acquired in the fourth quarter of 2004.

Taxes

The decrease in income tax expense was caused by the tax benefit recorded at June 30, 2004 in the prior year being reversed during the third quarter of 2004 due to management’s re-assessment that the Company’s forecasted taxable position at the end of the full year of 2004 would not support recognizing the tax benefits to be derived from reversal of the valuation allowances on the deferred tax assets. The tax expense recorded in the current quarter represents deferred taxes relating to business acquisitions and state taxes attributable to subsidiaries of the Company which conduct business in separate taxing jurisdictions.

Results of Operations by Segment

The comparable financial results for the Company’s operating segments; Alarm-Monitoring, Wholesale Services, Alarm-Monitoring, Retail Services and Corporate for the three months ended September 30, 2005 compared with the three months ended September 30, 2004 are discussed below.

Intersegment revenue and cost of revenue amounts eliminated in the consolidated financial statements for the three months ended September 30, 2004 and 2005 were approximately $974,000 and $1,159,000, respectively.

Alarm Monitoring, Wholesale Segment. Three months ended September 30,

	For the Three Months Ended September 30,
	2004	2005	Dollar Variance	Percent Variance
Total revenue	$6,539,000	$9,058,000	$2,519,000	38.5%
Expenses:
Cost of revenue (excluding depreciation and amortization)	4,313,000	6,434,000	2,121,000	49.2%
Selling and marketing	204,000	340,000	136,000	66.7%
Depreciation and amortization	1,177,000	1,345,000	168,000	14.3%
Loss on sale or disposal of assets	-	198,000	198,000	N/A
General and administrative	392,000	171,000	(221,000)	-56.4%
Total expenses	6,086,000	8,488,000	2,402,000	39.5%

Income (loss) from operations	453,000	570,000	117,000	25.8%
Other income (expense):
Interest expense	(8,000)	(6,000)	2,000	-25.0%
Income (loss) before income taxes	$445,000	$564,000	$119,000	26.7%

TOC

The increase in wholesale monitoring revenues was primarily due to approximately $2,687,000 of revenue from NACC, acquired in the fourth quarter of 2004.  Exclusive of NACC, the remaining decrease of approximately $168,000 is primarily due to a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during the third quarter of 2005. This decrease in external accounts monitored, of approximately 19,000, resulted in a decrease in revenue of approximately $299,000. An increase in revenue of approximately $72,000 is due to an increase in the average revenue per contract per month of $0.07.

The increase in the wholesale segment income from operations is partially due to income from operations of approximately $293,000 from NACC, acquired in the fourth quarter of 2004. Exclusive of NACC, the offsetting decrease in income from operations of approximately $176,000 is due to the above mentioned decreases in revenue of $168,000 along with increases of approximately $308,000, $79,000 and $198,000 in cost of revenue, selling and marketing expenses and loss on sale or disposal of assets, respectively, offset by decreases of $316,000 and $261,000 in depreciation and amortization and general and administrative expenses, respectively.

The increase in the segment’s income before income taxes is primarily attributable to the aforementioned decline in income from operations.

Alarm Monitoring, Retail Segment. Three months ended September 30,

	For the Three Months Ended September 30,
	2004	2005	Dollar Variance	Percent Variance
Total revenue	$16,336,000	$16,602,000	$266,000	1.6%
Expenses:
Cost of revenue (excluding depreciation and amortization)	5,490,000	5,507,000	17,000	0.3%
Selling and marketing	797,000	884,000	87,000	10.9%
Depreciation and amortization	4,625,000	6,269,000	1,644,000	35.5%
(Gain) loss on sale or disposal of assets	(49,000)	134,000	183,000	-373.5%
General and administrative	4,003,000	4,292,000	289,000	7.2%
Total expenses	14,866,000	17,086,000	2,220,000	14.9%

Income from operations	1,470,000	(484,000)	(1,954,000)	-132.9%
Other income (expense):
Amortization of debt issuance costs	(193,000)	-	193,000	-100.0%
Interest expense	(1,725,000)	(11,000)	1,714,000	-99.4%
Interest income	180,000	932,000	752,000	417.8%
Income (loss) before income taxes	$(268,000)	$437,000	$705,000	263.1%

Approximately $1,749,000 of the increase in retail revenue is associated with the fourth quarter 2004 NACC acquisition. An additional $585,000 of retail revenue during the third quarter of 2005 was generated due to revenue from ProAlert, acquired in the first quarter of 2005. The offsetting decrease was primarily the result of a decrease in monitoring retail revenue, of approximately $543,000, generated due to a decrease of approximately 5,000 in the average number of retail contracts owned per month. An additional decrease in revenue was generated by a decrease in average revenue per contract per month, which resulted in a decrease in the revenue of approximately $1,164,000. An additional decrease of approximately $394,000 is due to decreases in service and installation revenue.

The segment’s decrease in income from operations was partially due to income from operations of approximately $1,383,000 relating to the NACC fourth quarter 2004 acquisition. Exclusive of NACC, the offsetting decrease of approximately $3,337,000 was primarily a result of the above mentioned decrease in revenue of approximately $1,483,000, along with increases in depreciation and amortization of approximately $1,379,000 loss on sale of assets of approximately $183,000 and general and administrative expense of approximately $202,000.

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

Approximately $2,205,000 of the increase in the segment’s income before income taxes is associated with the fourth quarter 2004 NACC acquisition. The offsetting loss of approximately $1,500,000, excluding NACC, is due to the decrease in income from operations of approximately $3,337,000, as described above, along with a decrease in interest income of approximately $70,000, offset by decreases in interest expense of approximately $1,714,000 and amortization of debt issuance costs of approximately $193,000.

TOC

Corporate. Three Months Ended September 30,
	For the Three Months Ended September 30,
	2004	2005	Dollar Variance	Percent Variance
Expenses:
General and administrative	$1,020,000	$1,970,000	$950,000	93.1%
Total expenses	1,020,000	1,970,000	950,000	93.1%

Income (loss) from operations	(1,020,000)	(1,970,000)	(950,000)	-93.1%
Other income (expense):
Amortization of debt issuance costs	(41,000)	(282,000)	(241,000)	587.8%
Interest expense	(118,000)	(4,297,000)	(4,179,000)	3541.5%
Interest income	1,000	214,000	213,000	21300.0%
Income (loss) before income taxes	$(1,178,000)	$(6,335,000)	$(5,157,000)	-437.8%

The increase in the Corporate loss from operations is due to an increase in general and administrative expenses, primarily from approximately $722,000 in accounting, legal and other professional fees, of which approximately $403,000 is related to Sarbanes-Oxley and approximately $242,000 in salaries, benefits and other compensation.

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

The increase in Corporate’s loss before income taxes is primarily due to the aforementioned increase in loss from operations, along with an increase in interest expense of approximately $4,179,000. This increase in interest expense is primarily due to the issuance of the $125,000,000 of Senior Secured Notes issued in the fourth quarter of 2004 along with the reallocation from IASI to Corporate, as discussed above.

Consolidated. Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Intersegment revenue and cost of revenue amounts eliminated in the consolidated financial statements for the nine months ended September 30, 2004 and 2005 were approximately $2,384,000 and $3,569,000, respectively.

	For the Nine Months Ended September 30,
	2004	2005	Dollar Variance	Percent Variance
Total revenue	$62,012,000	$77,216,000	$15,204,000	24.5%
Expenses:
Cost of revenue (excluding depreciation and amortization)	25,322,000	35,098,000	9,776,000	38.6%
Selling and marketing	3,246,000	3,742,000	496,000	15.3%
Depreciation and amortization	16,246,000	20,870,000	4,624,000	28.5%
Loss (gain) on sale or disposal of assets	(45,000)	775,000	820,000	-1822.2%
General and administrative	14,976,000	20,594,000	5,618,000	37.5%
Total expenses	59,745,000	81,079,000	21,334,000	35.7%

Income (loss) from operations	2,267,000	(3,863,000)	(6,130,000)	-270.4%
Other income (expense):
Other income, net	(3,000)	-	3,000	-100.0%
Amortization of debt issuance costs	(741,000)	(838,000)	(97,000)	13.1%
Interest expense	(5,502,000)	(12,801,000)	(7,299,000)	132.7%
Interest income	711,000	3,524,000	2,813,000	395.6%
Income (loss) before income taxes	(3,268,000)	(13,978,000)	(10,710,000)	-327.7%
Income tax expense (benefit)	318,000	376,000	58,000	18.2%
Net income (loss)	$(3,586,000)	$(14,354,000)	$(10,768,000)	300.3%

TOC

Revenue

Approximately $12,583,000 of the revenue increase is associated with the fourth quarter 2004 NACC acquisition. The remaining increase is due to an increase in the retail segment of approximately $3,024,000, offset by a decrease in the wholesale segment of approximately $403,000 addressed in the individual segment discussions below.

Cost of Revenue (excluding Depreciation and Amortization)

Approximately $6,044,000 of increase in the cost of revenue is associated with the fourth quarter 2004 NACC acquisition. Exclusive of NACC, the cost of revenue increased approximately $3,732,000 comprised of increases of approximately $1,225,000 and $2,507,000 for the wholesale monitoring operations and the retail operations, respectively, addressed in the individual segment discussions below.

Expenses

The increase in expenses excluding cost of revenue (excluding depreciation and amortization) of approximately $11,558,000 was partially due to approximately $3,390,000 of operating expenses from NACC, which was acquired in the fourth quarter of 2004. The remaining increases, exclusive of NACC, were due to increases in the wholesale segment, retail segment and Corporate of approximately $53,000, $4,286,000 and $3,829,000, respectively, addressed in the segment discussions below.

The increase in selling and marketing expenses is primarily attributable to expenses associated with the fourth quarter 2004 NACC acquisition which amounted to approximately $452,000. The expenses incurred were comprised primarily of trade show and advertising expenses of approximately $379,000.

The increase in depreciation and amortization expenses was partially due to NACC expense of $2,295,000. The remaining increase was primarily due to the retail segment increase, excluding NACC, of approximately $3,024,000 caused by an increase in the amortization of customer contract costs as a result of the purchase of contracts throughout 2004 and the first nine months of 2005, offset by a decrease in the wholesale segment of approximately $695,000.

The increase in the loss (gain) on sale of assets is due to the sale of certain customer contracts and closures of certain dealer care centers and monitoring station.

The increase in general and administrative expenses was partially due to $643,000 from the fourth quarter 2004 NACC acquisition. The additional increase in expenses, of approximately $4,975,000, is primarily made up of increases in legal, accounting and other professional fees of approximately $2,923,000 of which approximately $2,294,000 is related to Sarbanes Oxley compliance, salaries, benefits and other compensation, including contract labor and temporary help of approximately $1,743,000, billing and collection expenses of approximately $482,000, postage of approximately $202,000 and bad debt expense of approximately $107,000, partially offset by a decrease in telephone expense of approximately $460,000.

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

Interest Income

The increase in interest income is primarily due to approximately $2,706,000 of interest income earned on the notes receivable recorded at NACC which notes were acquired in the fourth quarter of 2004.

Taxes

The increase in income tax expense was caused by the tax benefit recorded at June 30, 2004 in the prior year being reversed during the third quarter of 2004 due to management’s re-assessment that the Company’s forecasted taxable position at the end of the full year of 2004 would not support recognizing the tax benefits to be derived from reversal of the valuation allowances on the deferred tax assets. The tax expense recorded in the nine months ended September 30, 2005 represents deferred taxes relating to business acquisitions and state taxes attributable to subsidiaries of the Company which conduct business in separate taxing jurisdictions.

TOC

Results of Operations by Segment

The comparable financial results for the Company’s operating segments; Alarm-Monitoring, Wholesale Services, Alarm-Monitoring, Retail Services and Corporate for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 are discussed below.

Intersegment revenue and cost of revenue amounts eliminated in the consolidated financial statements for the nine months ended September 30, 2004 and 2005 were approximately $2,384,000 and $3,569,000, respectively.

Alarm Monitoring, Wholesale Segment. Nine months ended September 30,

	For the Nine Months Ended September 30,
	2004	2005	Dollar Variance	Percent Variance
Total revenue	$19,889,000	$27,111,000	$7,222,000	36.3%
Expenses:
Cost of revenue (excluding depreciation and amortization)	11,931,000	19,065,000	7,134,000	59.8%
Selling and marketing	604,000	1,196,000	592,000	98.0%
Depreciation and amortization	3,457,000	4,208,000	751,000	21.7%
Loss on sale or disposal of assets	-	632,000	632,000	N/A
General and administrative	1,279,000	1,441,000	162,000	12.7%
Total expenses	17,271,000	26,542,000	9,271,000	53.7%

Income (loss) from operations	2,618,000	569,000	(2,049,000)	-78.3%
Other income (expense):
Interest expense	(28,000)	(17,000)	11,000	-39.3%
Income (loss) before income taxes	$2,590,000	$552,000	$(2,038,000)	-78.7%

Approximately $7,625,000 of the Alarm Monitoring, Wholesale segment total revenue increase is due to the NACC acquisition in the fourth quarter of 2004. The remaining decrease of approximately $403,000 is due to a decrease of approximately $121,000 generated by a decrease in the average revenue per account per month of approximately $0.04. A decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during the first nine months of 2005 of approximately 23,000, resulted in a decrease in revenue of approximately $1,082,000, offset in part by approximately $799,000 of additional intercompany revenue increase from the same period in the prior year.

The decrease in the wholesale segment’s income from operations was due to approximately $369,000 of loss from operations associated with the NACC acquisition in the fourth quarter of 2004. The additional decrease in income from operations of approximately $1,680,000, exclusive of NACC, is due primarily to a decrease in revenue of approximately $403,000 along with cost of revenue and loss on sale or disposal of assets increases of approximately $1,225,000 and $632,000, respectively, offset in part by decreases in depreciation and amortization of $695,000.

TOC

The segment’s decrease in the income before income taxes was primarily due to the aforementioned decrease in income from operations.

Alarm Monitoring, Retail Segment. Nine months ended September 30,

	For the Nine Months Ended September 30,
	2004	2005	Dollar Variance	Percent Variance
Total revenue	$42,123,000	$50,105,000	$7,982,000	18.9%
Expenses:
Cost of revenue (excluding depreciation and amortization)	13,391,000	16,033,000	2,642,000	19.7%
Selling and marketing	2,642,000	2,547,000	(95,000)	-3.6%
Depreciation and amortization	12,789,000	16,661,000	3,872,000	30.3%
Loss on sale or disposal of assets	(45,000)	143,000	188,000	-417.8%
General and administrative	10,715,000	12,341,000	1,626,000	15.2%
Total expenses	39,492,000	47,725,000	8,233,000	20.8%

Income from operations	2,631,000	2,380,000	(251,000)	-9.5%
Other income (expense):
Other income, net	(3,000)	-	3,000	-100.0%
Amortization of debt issuance costs	(617,000)	-	617,000	-100.0%
Interest expense	(5,115,000)	(39,000)	5,076,000	-99.2%
Interest income	658,000	3,065,000	2,407,000	365.8%
Income (loss) before income taxes	$(2,446,000)	$5,406,000	$7,852,000	321.0%

Revenue from retail segment operations increased approximately $4,958,000 due to the addition of NACC acquisition revenue in the first nine months of 2005. An additional $1,568,000 of retail revenue was generated from the first quarter 2005 acquisition of ProAlert contracts. The remaining increase in revenues is primarily the result of additional monitoring revenue of approximately $832,000, generated due to an increase of approximately 2,000 in the average number of retail contracts owned per month. An increase in the average revenue per contract per month of approximately $0.22 resulted in an additional increase in the monitoring revenue of approximately $226,000. An additional increase of approximately $160,000 was generated from service and installation revenue.

For the nine months ended September 30, 2005 the segment’s increase in income from operations was due to approximately $3,517,000 of income from operations associated with the NACC acquisition in the fourth quarter of 2004. The offsetting decrease in income from operations of approximately $3,768,000, exclusive of NACC, was primarily due to an increases in cost of revenue, depreciation and amortization, loss on disposal of assets and general and administrative expenses of approximately $2,507,000, $3,023,000, $188,000 and $1,208,000, respectively, offset by the above mentioned increase in revenue of approximately $3,024,000.

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

The increase in the segment’s income before income taxes was primarily due to approximately $6,224,000 of income before income taxes from the NACC acquisition in the fourth quarter of 2004. Exclusive of NACC, the additional increase in income before taxes of approximately $1,628,000 was due to the above mentioned decrease in income from operations of approximately $3,768,000 along with a decrease in interest income of approximately $297,000, offset in part by decreases in interest expense and amortization of debt issuance costs of approximately $5,076,000 and $617,000, respectively.

TOC

Corporate. Nine Months Ended September 30,

	For the Nine Months Ended September 30,
	2004	2005	Dollar Variance	Percent Variance
Expenses:
General and administrative	$2,982,000	$6,812,000	$3,830,000	128.4%
Total expenses	2,982,000	6,812,000	3,830,000	128.4%

Income (loss) from operations	(2,982,000)	(6,812,000)	(3,830,000)	128.4%
Other income (expense):
Amortization of debt issuance costs	(124,000)	(838,000)	(714,000)	575.8%
Interest expense	(359,000)	(12,745,000)	(12,386,000)	3450.1%
Interest income	53,000	459,000	406,000	766.0%
Income (loss) before income taxes	$(3,412,000)	$(19,936,000)	$(16,524,000)	-484.3%

The increase in the loss from operations is due to an increase in general and administrative expenses, primarily made up of increases of approximately $3,102,000 in accounting, legal and other professional fees, of which approximately $2,294,000 is related to Sarbanes-Oxley compliance and approximately $710,000 in salaries, benefits and other compensation .

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to Corporate late in 2004.

The increase in the loss before income taxes is primary due to increases in interest expense due to the issuance of the $125,000,000 of Senior Secured Notes issued in the fourth quarter of 2004, along with the above mentioned reclass of interest expense from IASI to Corporate.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $7,160,000 for the nine months ended September 30, 2005, compared to approximately $7,847,000 for the nine months ended September 30, 2004, a decrease of approximately $687,000. The decrease in cash provided by operations was primarily the result of a decrease in the cash net income (net loss with adjustments to reconcile net loss to net cash provided by operating activities) of approximately $(5,287,000). This decrease was offset, in part, by an increase in accounts payable and accrued expenses for the first nine months of 2005 compared to a decrease for the same period of 2004 resulting in an improvement in net cash provided by operations of approximately $3,275,000. Also, an additional increase of approximately $1,427,000 in net cash provided by operations resulted from a reduction to accounts receivable during the first nine months of 2005 compared to an increase for the same period of 2004.

Net cash used in investing activities was approximately ($31,004,000) for the nine months ended September 30, 2005 compared to approximately ($32,240,000) for the nine months ended September 30, 2004, an improvement of approximately $1,236,000. The most significant reductions in the uses of cash in investing activities, totaling approximately $9,960,000, were primarily due to an increase in the repayment of dealer loans of approximately $7,008,000, a decrease in the acquisition of customer contracts and dealer relationships (including the proceeds from the sale of customer contracts) of approximately $2,083,000 and a reduction in capital expenditures of approximately $869,000. These reductions were offset, in part, by an increase in business acquisitions of approximately $8,810,000.

Net cash provided by financing activities was approximately $1,415,000 for the nine months ended September 30, 2005 compared to net cash used in financing activities of approximately ($6,773,000) for same period of 2004. The change of approximately $8,188,000 is primarily due to a reduction in the repayment of long-term debt of approximately $5,502,000 and borrowing on a line of credit of approximately $3,000,000.

The balance sheet at September 30, 2005 reflects net working capital of approximately $6,030,000. As of September 30, 2005, we had recurring monthly revenue (“RMR”) of approximately $4,874,000 in our retail monitoring segment and approximately $2,917,000 in our wholesale monitoring segment. Total debt decreased by approximately ($950,000) from December 31, 2004 to September 30, 2005 as a result of the early retirement of convertible notes at the request of noteholders.

TOC

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $2.0 million and our strategy to purchase and create 40,000 to 60,000 monitoring contracts, which we anticipate to require approximately $40.0 million to $60.0 million. Significant contract acquisitions in excess of cash provided by operations are dependent on obtaining additional financing.

The Company has a $30 million senior credit facility with LaSalle Bank N.A. of which $3.0 million was outstanding as of September 30, 2005.

We believe that our existing cash, cash equivalents and recurring monthly revenue (“RMR”) are adequate to fund our operations, exclusive of planned contract acquisitions, for at least the next twelve months.

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

The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We have elected to apply the prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of FAS 123R, we will continue to provide the pro-forma disclosures for past award grants as required under FAS 123, as amended. The issuance of FAS123R is expected to result in stock option-based compensation expense in 2006 of an immaterial amount.

In December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This Standard modifies the accounting for nonmonetary exchanges of similar productive assets. We adopted the Standard on July 1, 2005, and such adoption did not have an effect on our financial statements.

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

TOC

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

Contractual Obligations and Commercial Commitments

 The Company’s significant contractual obligations as of September 30, 2005 are for approximately $231,436,000. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$129,275,000	$4,275,000	$-	$-	$125,000,000
Capital leases	754,770	364,955	370,679	19,136	-
Operating leases	3,791,912	1,491,010	1,775,032	525,870	-
Interest expense (estimated)	97,613,906	15,048,091	30,062,874	30,002,941	22,500,000
	$231,435,588	$21,179,056	$32,208,585	$30,547,947	$147,500,000

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

For the quarters ended September 30, 2004 and 2005, our annualized end-user account growth rates in the wholesale monitoring segment, excluding acquisitions were (9.1%) and (16.6%), respectively. For the quarters September 30, 2004 and 2005, our annualized end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end- users added and end-users acquired, was 31.2% and 29.4%, respectively.

	2004	2005

Beginning balance, June 30,	524,279	715,081
End-users added, excluding acquisitions	31,515	25,111
End-users acquired	813	6,860
End-user losses	(43,424)	(54,834)
Ending balance,September 30,	513,183	692,218

TOC

Alarm-Monitoring Retail Services
The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the periods presented are as follows:

	Quarter Ended
					Annualized attrition for the four quarters ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	September 30, 2005

Legacy and flow	14.60%	13.69%	17.79%	19.99%	15.53%
Residential since IPO	11.30%	11.71%	12.88%	22.39%	13.82%
Commercial since IPO	8.60%	5.24%	12.29%	2.56%	7.00%

Total	11.30%	10.85%	13.82%	17.76%	12.78%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is effected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency risk. At September 30, 2005, we had no short-term investments and our cash and cash equivalents are invested in money market accounts.

On November 16, 2004, we entered into a $30.0 million senior secured credit facility will LaSalle Bank N.A. The facility will bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.5%. We will thus be exposed to interest rate risk with respect to this facility to the extent that interest rates will rise. The balance outstanding at September 30, 2005 is $3.0 million.

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

This conclusion was based on the fact that the material weaknesses that existed at December 31, 2004 disclosed in our Form 10-K filed with the Securities and Exchange Commission (SEC) on June 13, 2005 were still present at September 30, 2005. The material weaknesses included (i) the Company did not have an effective control environment, (ii) the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, (iii) the Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its financial statements in a timely manner, (iv) the Company did not maintain effective controls over revenue and deferred revenue accounts, (v) the Company did not maintain effective controls over accounts payable, accrued liabilities and the related expense accounts at two divisions, (vi) the Company did not maintain effective controls over certain cash accounts and transactions including wire transfers at one division. In light of these material weaknesses, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 1 of this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

TOC

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2005, except as noted in the following paragraph that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Plan for Remediation of Material Weaknesses

Our plan to remediate the above material weaknesses remains unchanged from that which was disclosed in our Form 10-K filed with the SEC on June 13, 2005. The Company has taken the following steps in its remediation efforts during the quarter ended September 30, 2005:

•	improving the organizational structure to help achieve the proper level of centralization/standardization of functional areas, as well as the quality and quantity of our accounting personnel;

•	establishing a formal disclosure committee to review and discuss our periodic reports prior to filing with the SEC;

•	establishing formal corporate wide policies concerning the requisition, account classification, authorization and receipt of goods and services;

•	establishing formal corporate procedures for proper cutoff at period end;

•	reviewing existing controls over vendor master files;

•	enhancement of current treasury policies and procedures; and

•	establishing an Internal Control Steering Committee in order to strengthen our Sarbanes Oxley 404 compliance efforts and to monitor progress of the Company’s remediation efforts.

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

TOC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2005      INTEGRATED ALARM SERVICES GROUP, INC.

By: /s/ Timothy M. McGinn
Name: Timothy M. McGinn
Title: Chief Executive Officer

By: /s/Michael T. Moscinski
Name: Michael T. Moscinski
Title: Chief Financial Officer