Form 10-K
period 2005-12-31
INTEGRATED ALARM SERVICES GROUP INC
filed 2006-03-16
CIK 1200022

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 000-50343

INTEGRATED ALARM SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1578199 (IRS Employer Identification No.)
99 Pine Street, 3rd Floor, Albany, New York (Address of principal executive offices)	12207 (Zip code)
(518) 426-1515 ( Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005, was $108,351,618.

The number of shares outstanding of the registrant’s common stock as of March 14, 2006 was 24,368,836 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to the shareholders in connection with the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in response to Part III of this report.

TOC

Integrated Alarm Services Group, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2005

TOC

PART I

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	general economic and business conditions;
•	our business strategy for expanding our presence in our industry, including acquisitions;
•	anticipated trends in our financial condition and results of operations;
•	the impact of competition and technological change;
•	existing and future regulations affecting our business; and
•	other risk factors set forth under Item 9A - Risk Factors below.

You can identify forward-looking statements generally by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘should,’’ ‘‘could,’’ ‘‘seeks,’’ ‘‘pro forma,’’ ‘‘anticipates,’’ ‘‘estimates,’’ ‘‘continues,’’ or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect.

Although we believe that the assumptions and estimates reflected in the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

Item 1. Business

We are one of the largest providers of monitoring, financing, and business support services to independent security alarm Dealers, which we refer to as “Dealers”, in the United States. We offer our services to Dealers competing in both the residential and commercial security alarm markets. We believe our services better allow Dealers to compete with larger, self-monitoring national alarm companies. The major categories of services we provide include:

    •  Monitoring. We monitor alarm systems on behalf of Dealers who do not have the capital resources or critical mass to economically establish their own monitoring facilities and for our own accounts. We believe we are the largest wholesale alarm monitoring company in the United States, monitoring approximately 569,000 alarm systems on behalf of approximately 5,000 independent Dealers. We refer to this as our wholesale business and we currently receive approximately $3.1 million of revenue per month to monitor contracts owned by Dealers. Our alarm monitoring services are provided through two, state-of-the-art, redundant alarm monitoring centers located in New Jersey and California. The acquisition of Financial Security Services, Inc. (“FSS”) provided us with approximately 50,000 new monitored alarm systems and approximately 140 new Dealer relationships (these are included in the above totals) as well as an alarm monitoring center in Minnesota.

    •  Financing. Since 1993, we have provided financing for Dealers in the form of loans or alarm monitoring contract purchases of approximately $501 million in the aggregate. As of December 31, 2005, we owned and monitored a portfolio of approximately 159,000 retail alarm monitoring contract equivalents. A contract equivalent is equal to $30 per month in Recurring Monthly Revenue (“RMR”) from a typical residential customer. We refer to this as our retail business and we currently receive approximately $4.8 million of revenue per month from this portfolio. In addition, we hold approximately 45,000 contracts as collateral against loans we have made to Dealers. The FSS acquisition added approximately 34,000 contracts as collateral against loans made to Dealers (which we assumed in the acquisition) and these are included in the above totals.

    •  Business Support Services. For some of our Dealers, we provide billing, collection and marketing services as well as access to equipment discount programs. Because of our scale, we can generally provide these services on a more cost-effective basis for Dealers than they can for themselves. In addition, our equipment discount program allows Dealers who use our monitoring services to automatically receive preferential pricing for certain alarm equipment.

Our retail portfolio is comprised of both residential subscribers, which represent approximately 79% of our revenue in this segment, and commercial subscribers, which represent approximately 21% of our revenue in this segment.

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

TOC

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

Our Business Strategy

Growth Initiatives

Acquisition of Additional Alarm Monitoring Contracts
We intend to expand our acquisition and financing of alarm monitoring contracts through purchasing retail alarm monitoring contracts on both a flow business and bulk purchase basis. Since our initial public offering in July 2003, we have acquired approximately 153,000 retail alarm monitoring contract equivalents at an average purchase multiple of 28 times the RMR. The sources of contracts available for acquisition include (i) our existing Dealer network, (ii) purchases from independent brokers representing pools of seasoned contracts and (iii) opportunistic purchases in the normal course of business.

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

Maximize Economies of Scale
Our existing infrastructure will allow us to add a substantial number of additional alarm monitoring contracts with minimal additional costs. As we continue to grow our subscriber base, we believe our margins will increase as some of these costs are spread over larger recurring revenue streams. We believe our cash flows will also benefit from our continued efforts to reduce subscriber attrition. In addition, we believe that the consolidation of our various operating systems into one company wide product, as well as other actions we plan to take, will allow us to realize substantial cost savings.

Our Industry

Overview
The security alarm industry is characterized by a large number of privately owned companies involved in security alarm sales, leasing, installation, repair and monitoring. Currently, it is estimated that there are approximately 12,000 of such Dealers active in the United States. Based on information from BarnesAssociates, approximately 43% of this market is served by companies not included in the 100 largest companies. The top 100 companies include large self-monitoring national providers such as ADT, Brinks, HSM and Protection One. Our target market is the portion of the market served by the Dealers outside of the top 100, or approximately 43% of the overall alarm monitoring market.

TOC

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

The performance of the security alarm industry has been impacted by numerous factors including the significant amount of consolidation that occurred in the mid-to-late nineties, self-monitoring national providers such as ADT and Protection One, private regional providers, as well as new entrants into the market which acquired a large number of independent Dealers (with and without monitoring call centers) and wholesale monitoring stations. During this period of consolidation, purchase multiples of RMR ranged from approximately 35x to 68x. This growth was largely financed with debt. Most of these acquirers experienced service disruptions in connection with the integration of these newly-acquired customer accounts, which resulted in a significant loss of customers, or “attrition,” as is referred to in the industry. Further, many acquirers were facing and continue to face financial pressures to service the debt used to effect these acquisitions. We believe that we will be able to complete acquisitions at purchase multiples of RMR lower than those which existed industry-wide in the mid-to-late nineties. Further, we expect that such acquisitions will be completed without compromising our account underwriting and due diligence criteria.

Dealer Operations
The primary sources of revenue for Dealers are the sale and installation of security alarm systems and the monthly subscription of the monitoring service. Typically, upon installation, the end-user enters into an annual alarm monitoring contract. Under an alarm monitoring contract, the Dealer agrees to monitor, or contract with another company to monitor, the security alarm from a remote location and to take certain pre-determined actions, such as calling the police, an ambulance service or fire department, when a security system is triggered and an alarm signal is received. After its initial term, most alarm monitoring contracts are subject to automatic renewal on an annual basis unless the Dealer or end-user notifies the other party within a defined time period that the alarm monitoring contract will not be renewed. The average life of alarm monitoring contracts, including renewals, typically ranges from 8 to 12 years.

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

When acquiring alarm monitoring contracts from Dealers, purchasers typically pay a multiple of the RMR. According to BarnesAssociates, a financial services provider to the security alarm industry, the average RMR purchase multiple for portfolios with less than $50,000 in RMR was, 31.1x in 2003, 33.5x in 2004 and an estimated 34.4x in 2005. For example, assuming a monthly security alarm monitoring cost to the end-user of $30, the acquisition price of the alarm monitoring contract would be approximately $1,032 in 2005.

TOC

Our Services
Our two primary business activities are acquiring and managing portfolios of alarm monitoring contracts and monitoring security alarms. We also offer administrative services to our Dealers, such as billing and collection, as well as new and emerging products and services. Our acquisition and financing solutions provide capital to Dealers, allowing them to compete with larger competitors on the initial price of equipment and installation to the end-user.

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

We generally require Dealers to whom we provide alarm monitoring contract financing to use our monitoring services for all of the alarm monitoring contracts they continue to own. We typically also require these Dealers to use our billing and collection services, enabling us to gain an additional level of control over the reliability of the alarm monitoring contracts’ cash flows. This places us in a unique position to minimize alarm monitoring contract attrition because we can control the quality of the monitoring, billing and collection and to a significant extent Dealer interaction with the end-user.

Alarm Monitoring Contract Acquisition and Financing Services
Generally, Dealers have had limited access to traditional credit providers. Several characteristics of the industry, including the lack of standardization among many individual alarm monitoring contracts, the under capitalization of Dealers and their inability to provide monitoring services directly has historically made lenders hesitant to provide financing to Dealers. When providing financing to Dealers, we obtain a security interest in the underlying alarm monitoring contracts. The payment terms are generally between 36 and 72 months, at interest rates based on prevailing overall interest rates and market conditions.
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

With respect to purchased alarm monitoring contracts, we typically acquire them from the Dealers that originally sold and installed the security alarm systems giving rise to the alarm monitoring contracts. We structure the payment terms and pricing of both our alarm monitoring contract purchases and loans to provide us with a competitive internal rate of return. In a typical transaction, the Dealer will sell their alarm monitoring contracts for a purchase price that is a multiple of the RMR. The multiple paid in any actual transaction is impacted by several factors, including average RMR, the amount of the homeowner's investment in the alarm system, geographic diversity of the accounts and our own due diligence of the Dealer.

Generally, Dealers that sell or borrow against their alarm monitoring contracts do so on either a flow basis or a bulk basis. We purchase alarm monitoring contracts on both a flow and a bulk basis. Typically, the price paid for a flow alarm monitoring contract is less than that paid in a bulk purchase because very often the bulk purchases are comprised of seasoned, performing alarm monitoring contracts. In either instance, we typically require Dealers to replace any cancelled alarm monitoring contracts and lost revenues for the first year after we purchase an alarm monitoring contract. Such replacement must be in cash or acceptable alarm monitoring contracts. We also hold back a portion of the payment to purchase the contracts to secure this Dealer obligation.

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

When purchasing alarm monitoring contracts on a bulk basis, we contact a significant random sample to ensure the customers exist. In all cases, we verify that the alarm system generates a live signal to our monitoring call centers. We include certain additional safeguards in our purchase and loan agreements. We generally bill end-users directly and require that the receipts be deposited into a lock-box account for our benefit. The contents of the lock-box are remitted daily to an accumulation account. The Dealers have no right in, or any right to withdraw any amounts held in the accumulation account. For loans, we also take physical possession of the original alarm monitoring contracts and file financing statements to perfect our security interest.

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

Monitoring Services
We provide monitoring to Dealers on alarm monitoring contracts that they have entered into with an end-user. Dealers typically pay us a fixed monthly monitoring fee for each account that we monitor on their behalf. The cost of the monthly monitoring fee is either based on a published list price or is negotiated between us and the Dealer. The charges are billed to the Dealer on a monthly, quarterly, semi-annual or annual basis in accordance with the contract agreement. The collection of payments by the Dealer from their end users have no effect on the prices charged or collected by us from the Dealer. We currently monitor approximately 728,000 end-user accounts. Generally, when an alarm is activated, a signal is sent from the alarm system through a phone line, radio transmitter or wireless service to a receiver located at one of our two monitoring facilities. This signal is immediately routed through our automated system and an operator personally handles each call. When the operator receives the alarm condition, his or her computer will simultaneously display a series of instructions on how to handle the alarm. These instructions are prepared by the Dealer and the end-user in advance and are customized to the particular logistics of the geographic area as well as the individual needs of the end-user.

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

In a typical week, our operators respond to approximately 47,000 priority alarm activations. We have consistently met a response time for priority events, measured by us as the time between when an alarm signal arrives in our alarm monitoring centers and our first response to that alarm, of 36 seconds, which we believe is among the best response times in the industry.

We own and operate two redundant alarm monitoring centers, which operate with state-of-the-art equipment and a highly trained staff. Our alarm monitoring centers are located in Manasquan, New Jersey and Irvine, California, and are linked via advanced software that creates a real-time queuing process. Having two facilities located strategically in different time zones allows us to efficiently allocate alarm responses based on time-of-day or specific event drivers that may cause one area of the country to have a higher volume of alarms than others. As a result, alarm signals, which would otherwise wait for available operators during peak periods, are routed to our other alarm monitoring centers where they are more quickly processed. For instance, a large number of alarms at our New Jersey facility resulting from bad weather in the Northeast would result in the transfer of a portion of these calls to our California facility. In addition, we also own and operate a monitoring center in St. Paul, Minnesota which we acquired as part of the FSS acquisition.

TOC

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

Historically, our wholesale alarm monitoring services business has grown by adding new Dealer relationships generated by both direct marketing and sales activities and by cross-selling to those Dealers to whom we have provided financing. Additionally, over the last four years we have acquired five wholesale alarm monitoring companies and we expect to acquire additional alarm monitoring centers in the future, subject to the availability of suitable acquisition opportunities.

We continually monitor the efficiency of each of our alarm monitoring centers. In recent years we have consolidated eight alarm monitoring centers into two alarm monitoring centers, taking advantage of new technologies that enable us to monitor large geographic areas very effectively from a single location. This consolidation has allowed us to increase efficiency and productivity, and decrease duplicative expenses. However, we intend to always maintain at least one fully redundant facility. During 2005, a third alarm monitoring center was added as a result of the FSS acquisition.

Other Products and Services

Billing and Collection
We create paper invoices and mail them to end-users serviced by our Dealers. We also utilize electronic and credit card payment options for our customer’s convenience. Additionally, we may provide collection services for accounts receivable. We generally charge on a per account basis. In instances where we provide the billing and collection function in addition to alarm monitoring contract acquisition and financing, we gain an additional level of assurance that timely payments will be made on the alarm monitoring contracts that we have purchased or lent against. It also enables us to minimize billing errors, which are also a cause of alarm monitoring contract attrition. By offering billing and collection services to our Dealers, we enable Dealers to focus their efforts on sales and installation, rather than administration of alarm monitoring contracts.

Equipment Sales without Monitoring
We sell equipment, such as motion detectors, sensors, cameras and closed circuit televisions without monitoring to certain commercial customers.

Commercial and Residential Bundled Arrangements
We sell bundled arrangements to our commercial and residential customers which consist of equipment, installation services and ongoing monitoring services generally under three to five year contracted terms. These bundled arrangements generally require an upfront payment and recurring monthly revenue (RMR) payments over the term of the contract. Amounts assigned to each component are based on the component’s objectively determined fair value. If fair value can not be determined for a sale involving multiple elements, upfront non-refundable deposits are deferred and recognized over the expected life of the customer relationship. The RMR is recognized monthly over the term of the contract.

Equipment Discount Program
We provide our Dealers with access to discounts on equipment. For example, we have entered into a relationship with Honeywell, which is the largest security alarm equipment manufacturer and provider in the world. Our understanding with Honeywell is that any Dealer who uses our monitoring services will automatically receive preferential pricing for all equipment purchased from Honeywell. This program can represent significant savings to our Dealers. To be eligible for this program, we require that the Dealer (i) be an existing customer of ours, (ii) connect all of their new end-users to our alarm monitoring center and (iii) maintain a current standing with regard to their monitoring charges.

TOC

We are currently in discussions with other major manufacturers of alarm equipment to institute a similar type of discount program for their equipment. This will give our Dealers a choice of using different types and brands of equipment while enjoying similar reduced pricing plans.

Sales and Marketing
Our sales and marketing activities are conducted through a network of 66 in-house professionals.

Sales activities are separated between retail and wholesale customers. Wholesale customer sales activities are structured under three product areas: wholesale monitoring, finance and acquisitions. The Company employs a salaried and commissioned sales force that is geographically distributed throughout the United States, which is responsible for identifying opportunities. The Company also employs product specialists, which assist the sales force. There are 14 professionals in our wholesale sales force. Our retail segment has 50 employees involved in sales activities related to servicing commercial and residential customers.

Our marketing department is responsible for the production and distribution of print advertising materials and direct mail marketing pieces. The team also issues corporate communications to employees, customers, strategic partners and other interested parties through regular press releases and announcements of new products and services. The group is also responsible for business development activities including the identification and procurement of new products and services that Dealers can sell to their customers.

We believe that this multi-faceted approach to sales and marketing activities is an important ingredient to the successful ongoing growth in all our business areas.

Acquisition Process
Since 2003, we have acquired four businesses. Through these acquisitions, we have not only significantly increased our number of contracts owned and dealer loan portfolios, but have increased our installation and servicing of commercial and residential monitoring systems.

Our alarm monitoring flow business includes the purchase of newly created alarm monitoring contracts on a recurring, or as originated, basis from our Dealers. We have engaged in flow business with over 75 Dealers, and are actively seeking to increase the number of Dealers with whom we conduct flow business.

Bulk purchases occur when we buy existing portfolios of alarm monitoring contracts with demonstrated payment histories of at least six months. Bulk purchases typically range in size from 1,000 to 5,000 alarm monitoring contracts. These alarm monitoring contracts are typically purchased from Dealers on a non-recurring basis. The bulk purchases are less predictable in terms of the timing of account acquisitions, but are generally more predictable in terms of performance than flow business because the actual historical performance of individual alarm monitoring contracts is known. Many of the bulk purchases made by us are made from Dealers who are existing monitoring customers.

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

Employees

As of December 31, 2005, we had a workforce of 837 employees. Of our total workforce, 340 are engaged in finance, administration and management, 310 are engaged in the monitoring business, 66 are engaged in sales and marketing, and 121 are engaged in service and installation of monitoring systems. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

TOC

We compete with several companies that have alarm monitoring contract acquisition and loan programs for Dealers and some of these competitors may be better capitalized than us. There is also the potential for other entities such as banks or finance companies to gain a better understanding of the industry and become more active as a source of competition for alarm monitoring contract acquisition and financing portions of our business. Further, we compete with participants that primarily provide alarm monitoring contract acquisition and financing services.

History

We were formed as King Central in 1985 in the State of New Jersey. In 1986, Thomas Few, Sr. our Vice Chairman and President joined King Central as Executive Vice President and Chief Operating Officer and acquired 20% of King Central's capital stock. In January 1998, as part of a reorganization of King Central, Mr. Few, Sr.'s ownership was increased to 80% and the remaining 20% was acquired by Timothy M. McGinn, our Chief Executive Officer, and David L. Smith, a Director. At that time, we changed our name to KC Acquisition.

In September 2002, KC Acquisition acquired all of the capital stock of Criticom International Corporation (“Criticom”) in exchange for $1.0 million and 155,911 shares of our common stock. An additional 68,182 shares of our common stock have been issued to the sellers based upon Criticom's financial performance in 2003. Criticom provides wholesale alarm monitoring services to Dealers. In addition, it provides Global Positioning System monitoring and asset tracking services to various customers. KC Acquisition adopted the name Criticom International as its trade name for our monitoring services business during 2003.

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

TOC

In June 1999, KC Acquisition acquired all of the assets and assumed certain liabilities of Criticom CA, Inc., a monitoring call center in Santa Fe Springs, California, in exchange for approximately $3.2 million. In May 2000, KC Acquisition acquired 99.2% of the capital stock of Monital Signal Corporation in exchange for approximately $10.7 million. Monital, located in Manasquan, New Jersey, was KC Acquisition's largest competitor in the Northeast, United States. In October 2001, KC Acquisition acquired Custom Design Security, an independent wholesale alarm monitoring company which services the Western and Central Regions of Florida, in exchange for approximately $1.2 million. In January 2002, KC Acquisition acquired certain assets of RTC Alarm Monitoring Services, an alarm monitoring call center in California, in exchange for $5.1 million.

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

Risk Management

We carry insurance of various types, including general liability and errors and omissions insurance. Our errors and omissions coverage is $10 million per occurrence. Our loss experience and the loss experience of other companies in the security industry may affect the cost and availability of such insurance. Since 1998 we have had no significant uninsured losses. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or other types of damages, or liability arising from gross negligence or wanton behavior. See “Risk Factors—In the event that adequate insurance is not available or our insurance is not deemed to cover a claim we could face liability.”

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

TOC

The Company’s current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchanged Commission (“SEC”), and all such reports and amendments to such reports have been and will be made available, free of charge, through the Company’s website (www.iasg.us) as soon as reasonably practicable after such filing. The public may read and copy any material filed by the Company with the SEC at the SEC‘s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
Risks Related to Our Business

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

If our retail alarm monitoring contract attrition exceeds 18% for certain periods, we will be required to offer to purchase a portion of the outstanding 12% Senior Secured Notes due 2011.  Our actual attrition for fiscal year 2005 was 13.67%. Under the same circumstances, our ability to purchase new retail alarm monitoring contracts may be limited. If we are required to make such an offer, we may not have sufficient funds to purchase the Notes we are required to repurchase or such repurchase could adversely affect our liquidity.

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

TOC

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

TOC

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In September 2003, the Company entered into a five-year lease for office space for its headquarters in Albany, New York. The lease is for approximately 21,000 square feet. The lease period is November 15, 2003 through November 14, 2008. The lease has a five-year renewal option. Annual rents will be $190,000 for year one and two and $225,000 for years three through five.

We also have offices at our East Coast call monitoring center in Manasquan, New Jersey. The facility is approximately 7,000 square feet. We own the premises, subject to a mortgage in favor of LaSalle Bank, creating a first priority security interest for the benefit of LaSalle Bank, and subject to a second mortgage in favor of the Trustee, creating a second priority security interest for the benefit of the holders of the Notes.

Morlyn’s executive offices are located in Oakland, New Jersey. The offices are approximately 5,000 square feet. The lease expires in April 2006 and provides for a monthly rental of approximately $7,000.

Our Wall, NJ facility houses both administrative and dealer care offices. The facility is approximately 5,000 square feet. The lease expires in August 2007 with a monthly cost of approximately $6,000.

As part of the acquisition of National Alarm Computer Center (“NACC”), we assumed the lease of office space and a monitoring center of approximately 19,000 square feet in Irvine, California at a monthly cost of approximately $39,000. The lease runs through April 2007.

We also had an alarm monitoring center in Minneapolis, Minnesota. During 2005, it was consolidated into our Manasquan, NJ monitoring call center. The Minneapolis facility is approximately 13,000 square feet. The lease expires in 2010, and provides for a monthly rental rate of approximately $15,000.

Our Las Vegas, Nevada location houses a customer call center and service, installation and administrative offices. The facility is approximately 10,000 square feet. The lease expires in June 2007 with a current monthly cost of approximately $12,000, with annual rent increases based upon the U.S. Department of Labor Consumer Price Index.

TOC

As part of the acquisition of FSS, we assumed the leases of office space in Dallas, Texas and an alarm monitoring center in St. Paul, Minnesota. The Dallas facility is approximately 11,000 square feet. The lease expires in May 2007 with two two-year renewal options at a monthly cost of approximately $15,000. On February 17, 2006 we entered into an agreement with the former owners of FSS to share the Dallas office space. Under the agreement, we will be required to pay 50% of the lease obligation from April 2006 through December 2006, and 62.5% from January 2007 through May 2007. The St. Paul facility is approximately 7,000 square feet. The lease expires in April 2008 with a five year renewal option at a monthly cost of approximately $5,000.

We have an administrative and service office in Glenwood Springs, Colorado. The facility is approximately 2,000 square feet at a monthly cost of approximately $2,000. The lease expires in October 2007 with two two-year renewal options.

We also have two sales, service and administrative offices as well as six sales and service branch offices located in California, New Mexico and Arizona. The leases expire at various dates through 2010 and currently have a monthly rental rate of approximately $28,000.

We also have administrative and service offices as well as dealer care centers located in California, Michigan, New Jersey and Georgia. The leases expire at various dates through 2008 and currently have a monthly rental rate of approximately $9,000. Some of these dealer care centers have been consolidated into our other dealer care facilities during 2005.

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

In December of 2005, Ira R. Beer, former president of our American Home Security, Inc (“AHS”) subsidiary in Las Vegas, brought an action against AHS and us in District Court for Clark County, Nevada. Mr. Beer seeks monies allegedly due under a certain Employment Agreement dated November 21, 2003. Mr. Beer’s employment was terminated, for cause, on December 8, 2005. Mr. Beer’s lawsuit alleges that his termination was not for cause and that he is owed unpaid salary through the end of 2006 of some $440,000 and a certain “bonus buy-out” which he asserts to be approximately $2,192,000. He also seeks unspecified punitive damages. We have filed a counterclaim against Mr. Beer for derogation of his management duties. While we recognize that there may be some liability to Mr. Beer as a result of his termination, it is management’s position that such liability, if any, is significantly less than what Mr. Beer is seeking, and our position will be vigorously defended. Based on the terms of the employment agreement, we have recorded a liability for the “bonus buy-out” during 2005.

We from time to time experience routine litigation in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2005, through the solicitation of proxies or otherwise.

TOC

Part II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded in the NASDAQ National Market System under the symbol IASG. Quarterly high and low bid information for the quarterly periods of 2005 and 2004 as reported by NASDAQ for normal trading hours (4 pm EST closing) are set forth below:

Year ended December 31, 2005	High	Low
First Quarter	$6.40	$4.83
Second Quarter	4.96	3.60
Third Quarter	5.08	3.50
Fourth Quarter	3.90	1.89

Year ended December 31, 2004	High	Low
First Quarter	$11.15	$8.05
Second Quarter	12.50	4.50
Third Quarter	5.62	3.22
Fourth Quarter	5.60	4.01

These over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

No dividends have been paid on the common shares to date and none are anticipated for the foreseeable future.

During 2005, the Company’s Board of Directors approved an initial plan to repurchase up to $2.5 million of the Company’s common stock, the maximum permitted under the Senior Secured Note covenants. As of December 31, 2005, the Company has purchased 312,626 shares of treasury stock at an aggregate cost of approximately $1.0 million.

As of December 31, 2005 there were 24,681,462 common shares issued and 24,368,836 common shares outstanding held by 12 shareholders of record, not including persons or entities where stock is held in nominee or “street” name through various brokerage firms or banks.

Item 6. Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

	Year ended December 31,
	2001	2002	2003	2004	2005

	(in thousands, except share and per share data)
Statement of operations data (1):
Revenue	$20,569	$23,496	$40,868	$80,369	$99,234
Total operating expenses, inclusive of cost of revenue	19,692	24,268	44,517	82,496	107,752
Income (loss) from operations	877	(772)	(3,649)	(2,127)	(8,518)
Other (expense), net	(3,914)	(5,557)	(14,829)	(9,172)	(13,251)
Income (loss) before income taxes	(3,037)	(6,329)	(18,478)	(11,299)	(21,769)
Income tax expense (benefit)	(703)	(682)	3,527	418	563
Net income (loss)	$(2,334)	$(5,647)	$(22,005)	$(11,717)	$(22,332)

Basic and diluted income (loss) per share	$(4.21)	$(9.53)	$(1.95)	$(0.47)	$(0.91)

Shares used computing basic and diluted income (loss) per common share (3)	553,808	592,785	11,263,455	24,667,960	24,662,198
Pro forma income tax to give effect as if a C corporation (2):
Loss before income tax expense (benefit)	(3,037)	(6,329)	(18,478)	N/A	N/A
Income tax expense (benefit)	(955)	(2,872)	(90)
Net income (loss)	$(2,082)	$(3,457)	$(18,388)
Net income (loss) per share	$(3.76)	$(5.83)	$(1.63)

TOC

Balance sheet data:
Cash, cash equivalents and short-term investments	$1,224	$3,442	$35,436	$31,555	$16,239
Total assets	36,831	45,628	241,036	302,084	273,074
Long-term debt	37,122	45,061	65,743	130,225	125,000
Capital lease obligations	33	508	885	1,035	811
Total stockholders' equity (deficit)	(9,346)	(11,563)	153,403	142,850	120,114
Working capital (deficit)	(7,798)	(8,077)	4,769	16,956	9,127

Other financial data:
Cash provided by (used in) operating activities	$1,012	$2,692	$(4,239)	$14,149	$8,099
Cash provided by (used in) investing activities	(1,705)	(8,863)	(57,984)	(77,634)	(16,612)
Cash provided (used in) financing activities	766	5,389	97,217	59,604	(6,803)

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

    (3) During July 2003, the Company completed its IPO and issued a total of 22,982,729 shares of common stock and received net proceeds of approximately $195,857,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company conducts business in the security industry through two segments:

    • Criticom International (Wholesale Segment)
The primary business activity is monitoring security alarms for customers of the independent alarm dealers that it serves. This division also offers administrative services such as billing and collection to dealers. Criticom also provides monitoring services to our other divisions.

    • Integrated Alarm Services and Protection Service Industries (Retail Segment)
The primary business activity of these divisions is servicing their residential and commercial customer bases respectively, with whom they have a contractual relationship to provide monitoring services. These divisions provide customer service, billing and collection functions to the portfolio of accounts. Revenue growth comes in the form of organic sales as well as the acquisition of customer contract portfolios. The monitoring of the customer’s system is performed primarily by Criticom International.

This segment also provides financing to Dealers for acquisition and working capital.

Management’s approach to each of its security businesses is similar, with a focus on quality service, risk management and a patient and disciplined approach to markets. Management believes each business is a premium provider of services in the markets that it serves. The Company’s marketing and sales efforts are enhanced by its brands so the Company seeks to protect their value. Since the Company’s services focus on protecting people and valuables, its employees strive to understand and manage risk. Overlaying management’s approach is an understanding that the Company must be disciplined and patient enough to charge fair prices that reflect the value provided, the risk assumed and the need for an appropriate return on invested capital.

The business environments in which the Company’s security businesses operate throughout the United States are constantly changing. Management continually adapts to changes in the competitive landscapes, economic conditions in different parts of the country and each customer’s level of business. As a result, the Company operates largely on a decentralized basis so local management can adjust operations to its unique circumstances.

For the same reasons that the Company operates on a decentralized basis, short-term forecasts of performance are difficult to make with precision. As a result, the Company does not provide detailed earnings forecasts.

TOC

The Company measures financial performance on a long-term basis. The key financial factors on which it focuses are:

•	Growth in revenues and earnings
•	Attrition minimization
•	Generation of cash flow
•	Creation of value through portfolio growth

These and similar measures are critical components of the Company’s employee performance evaluations.

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

Overview
We are one of the largest providers of monitoring, financing, and business support services to independent security alarm Dealers, which we refer to as “Dealers”, in the United States. We offer our services to Dealers competing in both the residential and commercial security alarm markets. We believe our services better allow Dealers to compete with larger, self-monitoring national alarm companies. The major categories of services we provide include:

    •  Monitoring. We monitor alarm systems on behalf of Dealers who do not have the capital resources or critical mass to economically establish their own monitoring facilities and for our own accounts. We believe we are the largest wholesale alarm monitoring company in the United States, monitoring approximately 569,000 alarm systems on behalf of approximately 5,000 independent Dealers. We refer to this as our wholesale business and we currently receive approximately $3.1 million of revenue per month to monitor contracts owned by Dealers. Our alarm monitoring services are provided through two, state-of-the-art, redundant alarm monitoring centers located in New Jersey and California. The acquisition of FSS discussed below provided us with 50,000 new monitored alarm systems and approximately 140 new Dealer relationships (these are included in the above totals) as well as an alarm monitoring center in Minnesota.

    •  Financing. Since 1993, we have provided financing for Dealers in the form of loans or alarm monitoring contract purchases of approximately $501 million in the aggregate. As of December 31, 2005, we owned and monitored a portfolio of approximately 159,000 retail alarm monitoring contract equivalents. A contract equivalent is equal to $30 per month in RMR (“Recurring Monthly Revenue”) from a typical residential customer. We refer to this as our retail business and we currently receive approximately $4.8 million of revenue per month from this portfolio. In addition, we hold approximately 45,000 contracts as collateral against loans we have made to Dealers. The FSS acquisition added approximately 34,000 contracts as collateral against loans made to Dealers (which we assumed in the acquisition) and these are included in the above totals.

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

Our retail portfolio is comprised of both residential subscribers, which represent approximately 79% of our revenue in this segment, and commercial subscribers, which represent approximately 21% of our revenue in this segment. We believe maintaining an appropriate balance between residential and commercial customers will be important going forward.

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

TOC

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

Our operating expenses are primarily comprised of general and administrative, selling and marketing and depreciation and amortization expenses. General and administrative expenses are comprised primarily of office staff and officer salaries, rent and professional fees. Fluctuations in general and administrative expenses generally reflect net increases in staff associated with acquisitions, changes in professional fees primarily associated with acquisition activity and audits of our books and records and merit compensation increases. Selling and marketing expenses are primarily driven by the size of our sales force, commissions based upon successful selling activities, travel and advertising. Depreciation and amortization expenses are primarily a function of the acquisition of Dealer relationships and alarm monitoring contracts, along with accelerated amortization.

Streamlining of Operations
Our November 2004 acquisition of NACC’s state of the art monitoring center, located in Irvine, California, substantially increased our capacity to provide monitoring services. During 2005, we consolidated our Minneapolis, Minnesota monitoring center into our existing monitoring centers. Additionally, during 2005, we reduced the number of dealer care centers from six to three.

Acquisitions
On October 1, 2005, we purchased substantially all of the assets and assumed certain liabilities of Financial Security Services, Inc. for approximately $23.1 million in cash. FSS primarily engages in alarm dealer financing along with wholesale monitoring and billing services. On the date of acquisition, FSS was generating approximately $0.2 million of wholesale RMR and approximately $0.2 million of monthly interest income on notes receivable from Dealers. The acquisition has been accounted for as a purchase business combination and the results of the acquirees are included in our results of operations from the date of acquisition.

On November 19, 2004, we acquired substantially all of the assets and assumed certain liabilities of NACC, a subsidiary of Tyco, for approximately $50.6 million in cash, subject to certain closing adjustments. NACC engages in the wholesale and retail alarm monitoring business and also provides secured financing to Dealers. At November 19, 2004, NACC contributed approximately $0.8 million of wholesale RMR, $0.4 million of retail RMR and $0.2 million of monthly interest income on notes receivable from Dealers collateralized by retail contracts to us. The acquisition has been accounted for as a purchase business combination and the results of the acquirees are included in our results of operations from the date of acquisition.

In May 2004, we acquired the alarm portfolio and certain other assets of Alliant Protection Services, Inc. (“Alliant”) for a total cash purchase price of approximately $14.5 million, which included accounts receivable (approximately $0.8 million), customer contracts (approximately $8.7 million), goodwill (approximately $5.8 million), non-compete agreement (approximately $.3 million) and current liabilities (approximately $1.1 million). The acquisition has been accounted for as a purchase business combination and the results of the acquirees are included in our results of operations from the date of acquisition.

In December 2003, we acquired all of the capital stock of Lane Security Inc. (“Lane Security”) for approximately $43.0 million in cash, net of holdbacks for severance payments and attrition of customer contracts. The principal operating unit of Lane Security is Protection Service Industries, L.P. (“PSI”) whose assets included customer accounts with RMR of approximately $1.8 million at December 31, 2003. PSI installs and services commercial and residential alarm systems in the western United States. The acquisition has been accounted for as a purchase business combination and the results of the acquirees are included in our results of operations from the date of acquisition.

TOC

On November 21, 2003, we acquired all of the outstanding stock of American Home Security, Inc. (“AHS”) and certain assets of Emergency Response Network, Inc. (“ERN”), (collectively referred to as the acquirees) for approximately $15.0 million, inclusive of direct acquisition costs. The seller received approximately $455,000 and 140,000 stock options in 2005 based upon the financial results of AHS for fiscal 2004. This additional purchase consideration was charged to goodwill. The acquirees install and service residential alarm monitoring systems in the Nevada area. The acquisition has been accounted for as a purchase business combination and the results of the acquirees are included in our results of operations from the date of acquisition.

Furthermore, we entered into a three year employment agreement with the former owner of AHS. The agreement provides for annual compensation of $420,000 and an annual bonus commencing in 2004 equal to 19% of the amount by which AHS’s pre-tax income (as defined therein) for such year exceeds $1.3 million. We have the option to make a one-time payment up to 125% of AHS’ pre-tax income to the employee under a bonus buy-out provision as defined in the agreement, at which time we would have no further annual bonus obligation to the employee. The employee for calendar years 2006-2009 has the right to elect a bonus buy-out. Furthermore, the bonus buy-out shall automatically trigger upon the expiration of the employment term, and under other circumstances as defined in the agreement. The agreement also provides that during the employment term, the employee on an annual basis will be granted options to acquire our common stock if AHS achieves certain earnings levels. The contingent consideration, which includes our common stock and stock options issuable upon the achievement of certain earnings levels, may result in future charges to earnings. Based on the 2004 results, a bonus of approximately $145,000 was paid and 15,000 options were granted, of which 7,500 options went to Mr. Beer and the remaining 7,500 were granted to other various AHS employees. On December 8, 2005, the former owner of AHS was terminated for cause. The former employee has brought an action against us (see litigation) and a bonus buy-out has been recorded.

In January 2003, we acquired all of the capital stock of Integrated Alarm Services, Inc. and affiliates in exchange for an aggregate of 864,192 shares of our common stock of which 525,452 shares were issued to minority interests for an estimated total fair value of approximately $11.6 million. The acquisition has been accounted for as a purchase business combination and the results of the acquirees are included in our results of operations from the date of acquisition.

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

Operations

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

Customer creation and marketing
Our current customer acquisition strategy relies on both internally generated sales and acquiring Dealer relationships and alarm monitoring contract rights to monitor security systems. We currently have a salaried and commissioned sales force in select markets which perform end-user sales activities across the United States. The internal sales program generated in the wholesale segment 64,472, 79,191 and 126,617 new monitoring contracts in 2003, 2004 and 2005, respectively.

TOC

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

For the years ended December 31, 2003, 2004 and 2005 our trailing annual end-user account growth rates in the wholesale monitoring segment, including acquisitions were 12.3%, 31.7% and 1.2%, respectively. For the years ended December 31, 2003, 2004, and 2005 our trailing annual end-user account growth rates in the wholesale monitoring segment, excluding acquisitions, were (3.2%), (6.1%), and (7.4%), respectively. For the years ended December 31, 2003, 2004, and 2005 our trailing annual end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end-users added and end-users acquired, was 12.7%, 13.1%, and 19.8% respectively. Included in these totals for 2003, 2004, 2005 are approximately 137,000, 149,000 and 159,000 contracts, respectively, that are owned by our retail monitoring segment.

Following is a summary of our end-user accounts:

	2003	2004	2005

Beginning balance, January 1,	486,650	546,649	719,881
Reporting discrepancy adjustments (see Note)	-	(26,592)	-
End-users added, excluding acquisitions	64,472	79,191	126,617
End-users acquired	75,375	232,984	61,837
End-user losses	(79,848)	(112,351)	(180,112)
Ending balance, December 31,	546,649	719,881	728,223

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

TOC

The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the periods presented are as follows:

	Quarter Ended				Year Ended

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005
Legacy and flow	13.69%	17.79%	19.99%	18.30%	16.34%
Residential since IPO	11.71%	12.88%	22.39%	17.54%	15.20%
Commercial since IPO	5.24%	12.29%	2.56%	6.16%	6.42%

Total	10.85%	13.82%	17.76%	15.25%	13.67%

The 2005 portfolio retail attrition rate of 13.67% compares to the 2004 portfolio retail attrition of 11.59%.

The attrition for a given period is calculated as the quotient of: (i) the sum of (a) cancelled RMR plus (b) the increase (or minus the decrease) in “disqualified RMR” (i.e., RMR with related account receivable balances over 90 days from invoice date) minus (c) “replacement RMR” (i.e., cancelled or disqualified RMR that has been replaced by the selling Dealer with new RMR as required by the original sales contract with the Dealer); divided by (ii) “qualified RMR” (i.e., RMR with no related account receivable balances over 90 days from invoice date).

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

Revenue from providing monitoring only service to the customers of our dealers and our retail owned customer contracts is recognized as the monitoring service is provided over the term of the contract.

Revenue from sales of installed equipment without monitoring is recognized upon the completed installation of the equipment.

We sell bundled arrangements to our commercial and residential customers which consist of equipment, installation services and ongoing monitoring services generally under three to five year contracted terms. These bundled arrangements generally require an upfront payment and recurring monthly revenue (RMR) payments over the term of the contract. Amounts assigned to each component are based on the component’s objectively determined fair value. If fair value can not be determined for a sale involving multiple elements, upfront non-refundable deposits are deferred and recognized over the expected life of the customer relationship. The RMR is recognized monthly over the term of the contract.

TOC

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

Unearned discount on acquired notes that are prepaid within the first year of acquisition is offset to goodwill.

Notes receivable consists primarily of loans to Dealers which are collateralized by a portfolio of individual end-user monitoring contracts. When a Dealer becomes delinquent, we generally foreclose on and take ownership of the portfolio of end-user monitoring contracts.

At December 31, 2005, we had non-performing loans to Dealers aggregating approximately $1.7 million. Currently, the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

Deferred customer acquisition costs, net
The direct incremental costs associated with obtaining a new customer including the installation of the monitoring systems, to the extent of deferred revenue (upfront non-refundable deposits), are capitalized and amortized over the expected life of the customer relationship. Excess direct incremental costs over deferred revenue (upfront non-refundable deposits) are being amortized over the term of the contract.

Deferred issuance costs
Debt issuance costs represent direct costs incurred in connection with obtaining financing with related parties, banks and other lenders. Debt issuance costs are being amortized over the life of the related obligations using the effective interest method.

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

TOC

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of Dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2005, our long-lived assets aggregate approximately $132.0 million.

We account for goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment test in the third quarter of each year and to date have not been required to record an impairment charge. During the second quarter of 2004, our common stock began trading below its book value and has continued to do so through the fourth quarter. Management, after evaluating current financial forecasts and operating trends, continues to believe that goodwill was not impaired at December 31, 2005. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows. Our goodwill balance at December 31, 2005 is approximately $94.9 million.

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

Litigation
See Part I, Item 3 Legal Proceedings.

TOC

The following table sets forth, for the periods indicated, selected statements of operations data for IASG:

	Years Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Total revenue	$40,868	$80,369	$99,234
Expenses:
Cost of revenue (excluding depreciation and amortization)	16,393	32,748	43,381
Selling and marketing	1,109	4,357	4,977
Depreciation and amortization	12,323	23,013	28,572
Loss (gain) on disposal of equipment	-	(184)	1,032
General and administrative	14,692	22,562	29,790
Total expenses	44,517	82,496	107,752
Income (loss) from operations	(3,649)	(2,127)	(8,518)
Other income, net	296	11	-
Amortization of debt issuance costs	(3,169)	(1,750)	(1,080)
Interest expense	(13,570)	(8,886)	(17,009)
Interest income	1,614	1,453	4,838
Income (loss) before income taxes	(18,478)	(11,299)	(21,769)
Income tax expense (benefit)	3,527	418	563
Net income (loss)	$(22,005)	$(11,717)	$(22,332)
Basic and diluted income (loss) per share	$(1.95)	$(0.47)	$(0.91)

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

	Years Ended December 31,
	2003	2004	2005

Total revenue	100.0%	100.0%	100.0%

Expenses:
Cost of revenue (excluding depreciation and amortization)	40.1%	40.7%	43.7%
Selling and marketing	2.6%	5.4%	5.0%
Depreciation and amortization	30.2%	28.6%	28.8%
Loss (gain) on disposal of equipment	-	(0.2)%	1.0%
General and administrative	36.0%	28.1%	30.0%
Total expenses	108.9%	102.6%	108.6%
Income (loss) from operations	(8.9)%	(2.6)%	(8.6)%
Other income, net	0.8%	0.0%	-
Amortization of debt issuance costs	7.8%	(2.2)%	(1.1)%
Interest expense	33.2%	(11.1)%	(17.1)%
Interest income	3.9%	1.8%	4.9%
Income (loss) before benefit from income taxes	(45.2)%	(14.1)%	(21.9)%
Income tax expense (benefit)	8.6%	0.5%	0.6%
Net income (loss)	(53.8)%	(14.6)%	(22.5)%

TOC

2005 COMPARED TO 2004

Consolidated. Year ended December 31, 2005

The following chart and discussion reflects the impact of the elimination of intersegment revenue and cost of revenue:

	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)

Total revenue	$80,369	$99,234	$18,865	23.5%
Expenses:
Cost of revenue (excluding depreciation and amortization)	32,748	43,381	10,633	32.5%
Selling and marketing	4,357	4,977	620	14.2%
Depreciation and amortization	23,013	28,572	5,559	24.2%
(Gain) loss on sale or disposal of assets	(184)	1,032	1,216	-660.9%
General and administrative	22,562	29,790	7,228	32.0%
Total expenses	82,496	107,752	25,256	30.6%

Income (loss) from operations	(2,127)	(8,518)	(6,391)	300.5%
Other income (expense):
Other income, net	11	-	(11)	-100.0%
Amortization of debt issuance costs	(1,750)	(1,080)	670	-38.3%
Interest expense	(8,886)	(17,009)	(8,123)	91.4%
Interest income	1,453	4,838	3,385	233.0%
Income (loss) before income taxes	$(11,299)	$(21,769)	$(10,470)	-92.7%

Revenue
The increase in total revenue was primarily a result of the incremental revenues associated with the November 2004 NACC acquisition and the October 2005 FSS acquisition of approximately $13,842,000 and $1,077,000, respectively. The remaining increase was due to an increase in the retail segment revenue of approximately $6,128,000, offset by decreases in the wholesale segment revenue of approximately $2,182,000 addressed in the individual segment discussions below.

Cost of Revenue (excluding Depreciation and Amortization)
Our cost of revenue increase for the year ended December 31, 2005 was primarily due to incremental expenses related to the November 2004 NACC acquisition and the October 2005 FSS acquisition of approximately $7,006,000 and $543,000, respectively. The remaining increase was due to an increase in the retail segment cost of revenue of approximately $3,140,000, offset by a decrease in the wholesale segment cost of revenue of approximately $56,000 addressed in the individual segment discussions below.

Expenses
Selling and marketing expense increased primarily due to the incremental costs associated with the November 2004 NACC acquisition of approximately $479,000, which consists primarily of increases in advertising and trade shows of approximately $411,000. The remaining increase in sales and marketing expense was primarily due to an increase in the wholesale segment sales salaries of approximately $195,000.

The depreciation and amortization expense increase was mainly caused by increases in customer contract amortization and dealer relationship amortization of approximately $4,870,000 and $653,000, respectively. The increase in the customer contract amortization, including attrition reserve offsets, was a result of both an increase in the number of customer contracts acquired and the accelerated amortization due to attrition. The increase in dealer relationship amortization was primarily due to the incremental increase related to NACC’s dealer relationships of approximately $1,371,000, offset by decreases in existing dealer relationships of approximately $796,000 from the effects of accelerated depreciation methods.

The increase in the loss on sale or disposal of assets was due to approximately $682,000 relating to fixed asset disposals and write-downs from various wholesale segment closures during 2005. The remaining increase was primarily due to write-offs of assets in our retail segment.

TOC

The increase in general and administrative expense was primarily due to increases in corporate segment expenses. The majority of corporate general and administrative expense increase was from an increase in accounting, legal and other professional fees of approximately $3,760,000, of which approximately $2,505,000 relates to Sarbanes-Oxley compliance. An increase in corporate salaries, benefits and other compensation accounted for approximately an additional $1,067,000 of the increase and approximately $560,000 in litigation settlement expense.  The increase in corporate salaries reflects 3 finance professionals hired during 2004 (not a full year of salary in 2004) and 6 finance and management professionals hired during 2005.  Incremental expenses associated with NACC and FSS acquisitions accounted for approximately $701,000 and $447,000 of the total general and administrative increase. Excluding NACC and FSS, the remaining increase primarily consists of approximately $676,000 in retail, offset by a decrease in the wholesale segment of approximately $141,000.

Amortization of Debt Issuance Costs
The decrease in amortization of debt issuance costs was primarily due to the amortization acceleration in 2004 on early pay-offs of debt using the proceeds from the issuance of the $125,000,000 Senior Secured Notes in the fourth quarter of 2004, offset in part, by the amortization of the issuance costs related to the Senior Secured Notes.

Interest Expense
The increase in interest expense was primarily due to the expense associated with the issuance of the $125,000,000 Senior Secured Notes in the fourth quarter of 2004, offset in part by the decrease in interest associated with the retirement of certain debt in the later half of 2004.

Interest Income
Incremental interest income relating to NACC of approximately $2,653,000 and FSS of approximately $697,000 contributed to the majority of the total interest income increase in 2005. The interest income from these two acquisitions was primarily attributable to interest earned from their notes receivable portfolios, including interest income as a result of the amortization of the discount on notes receivable.

Taxes
Income tax expense totaled approximately $563,000 for the year ended December 31, 2005 compared with an expense of approximately $418,000 for the year ended December 31, 2004. The expense recorded in 2004 and 2005 represents state taxes attributable to subsidiaries of the Company which conduct business in separate taxing jurisdictions and deferred taxes related to business acquisitions.

Results of Operations by Segment
The comparable financial results for the Company’s operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the year ended December 31, 2004 compared with the year ended December 31, 2005 are discussed below.

The following charts and discussions include intersegment revenue and cost of revenue that are eliminated in the consolidated financial statements. Those amounts for the year ended December 31, 2004 and 2005 are approximately $3,416,000 and $4,796,000, respectively. The Retail segment incurs expense for the monitoring services provided by the Wholesale segment. The inclusion of the intersegment activity provides a more realistic presentation of how these segments would operate on a stand alone basis.

TOC

Alarm Monitoring, Wholesale Segment. Year ended December 31, 2005

	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)
Total revenue	$27,690	$36,406	$8,716	31.5%
Expenses:

Cost of revenue (excluding depreciation and amortization)	17,629	24,920	7,291	41.4%
Selling and marketing	798	1,574	776	97.2%
Depreciation and amortization	4,896	5,708	812	16.6%
Loss on sale or disposal of assets	-	682	682	N/A
General and administrative	1,986	2,070	84	4.2%
Total expenses	25,309	34,954	9,645	38.1%

Income from operations	2,381	1,452	(929)	-39.0%
Other income (expense):
Other income, net	12	-	(12)	-100.0%
Interest expense	(34)	(20)	14	-41.2%
Income before income taxes	$2,359	$1,432	$(927)	-39.3%

 The increase in Alarm Monitoring, Wholesale segment total revenue in 2005 was primarily due to the incremental revenue of approximately $8,898,000 associated with NACC (including approximately $514,000 of intersegment revenue), which was purchased in November 2004 and approximately $620,000 from the FSS acquisition in October 2005. Additionally, approximately $866,000 was due to an increase in intersegment revenue (incremental to the NACC intersegment revenue). The offsetting decrease was due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during 2005. This decrease in external accounts monitored, of approximately 26,000 resulted in a decrease in revenue of approximately $1,668,000.

The decrease in wholesale segment income from operations was primarily due to the increases in cost of revenue and other operating expenses offset by the revenue increase described above. Cost of revenue increased approximately $6,904,000 due to the incremental costs associated with the November 2004 NACC acquisition. An additional $443,000 was due to the October 2005 acquisition of FSS. The sales and marketing expense increase was primarily due to increases in advertising and trade show expenses of approximately $491,000, of which approximately $411,000 related to the incremental costs of NACC. Additionally, approximately $195,000 of the increase was due to increases in salaries, benefits and other compensation. The increase in depreciation and amortization was primarily due to NACC’s incremental increase in depreciation expense of approximately $235,000 and dealer relationship amortization related to NACC of approximately $1,371,000, offset by decreases in existing dealer relationships of approximately $796,000 from the effects of accelerated depreciation methods. The $682,000 increase in loss on sale or disposal of fixed assets was caused by disposals and write-downs of fixed assets as a result of the closure of various wholesale facilities during 2005.

The decrease in the income before income taxes was primarily due to the decrease in the income from operations discussed above.

TOC

Alarm Monitoring, Retail Segment. Year ended December 31, 2005

	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)
Total revenue	$56,095	$67,624	$11,529	20.6%
Expenses:
Cost of revenue (excluding depreciation and amortization)	18,535	23,257	4,722	25.5%
Selling and marketing	3,559	3,403	(156)	-4.4%
Depreciation and amortization	18,117	22,864	4,747	26.2%
(Gain) loss on sale or disposal of assets	(184)	350	534	-290.2%
General and administrative	15,376	16,974	1,598	10.4%
Total expenses	55,403	66,848	11,445	20.7%

Income from operations	692	776	84	12.1%
Other income (expense):
Other income, net	(1)	-	1	-100.0%
Amortization of debt issuance costs	(1,471)	-	1,471	-100.0%
Interest expense	(6,484)	(54)	6,430	-99.2%
Interest income	1,362	4,353	2,991	219.6%
Income (loss) before income taxes	$(5,902)	$5,075	$10,977	186.0%

Alarm Monitoring, Retail segment total revenue increased approximately $4,944,000 due to incremental revenues relating to the November 2004 NACC acquisition while an additional $457,000 of the increase was due to the October 2005 FSS acquisition. Additional revenue of approximately $3,243,000 was generated due to an increase of approximately 7,000 in the average number of retail contracts owned per month along with an increase of approximately $157,000 which was due to an increase in the average revenue per contract of $0.11 per month. Additionally, installation revenue increased approximately $2,753,000.

For the year ended December 31, 2005, the increase in the income from operations was primarily due to the above mentioned increase in revenue, offset by increases in cost of revenue, depreciation and amortization and general and administrative expenses. The increase in cost of revenue was attributable to the costs associated with the increases in revenue. Cost of revenue as a percentage of revenue for the year ended December 31, 2004 and 2005 was consistent at 33.0% and 34.4%, respectively. The increase in depreciation and amortization was primarily a result of an increase in customer contract amortization of approximately $4,870,000, including attrition reserve offsets, as a result of both an increase in the number of customer contracts acquired and the accelerated amortization due to attrition. The increase in general and administrative expenses was due, in part, to approximately $454,000 relating to NACC and approximately $469,000 from FSS. The remaining increase in general and administrative expenses in the retail segment are primarily due to increases in salaries, benefits and other compensation of approximately $1,328,000, postage and shipping of approximately $295,000, collections expense of approximately $228,000, offset in part by decreases in telephone expense of approximately $498,000, accounting, legal and other professional fees of approximately $344,000 and bad debt expense of approximately $465,000.

The increase in income before income taxes from a loss before income taxes in the prior year was partially due to a decrease in interest expense. Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to corporate in late 2004, which was the primary cause of the decrease in retail segment interest expense. The amortization of debt issuance costs associated with the debt agreements reclassed to corporate are also now recorded in corporate, accounting for the approximate $1,471,000 decrease. Additionally, the increase in income before income taxes was caused by increases in NACC and FSS interest income of approximately $2,653,000 and $697,000, respectively, resulting primarily from interest earned on notes receivables, including interest income as a result of the amortization of the discount on notes receivable.

TOC

Corporate. Year ended December 31, 2005
	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)
Expenses:
General and administrative	$5,200	$10,746	$5,546	106.7%
Total expenses	5,200	10,746	5,546	106.7%

Income (loss) from operations	(5,200)	(10,746)	(5,546)	106.7%
Other income (expense):
Amortization of debt issuance costs	(279)	(1,080)	(801)	287.1%
Interest expense	(2,368)	(16,935)	(14,567)	615.2%
Interest income	91	485	394	433.0%
Income (loss) before income taxes	$(7,756)	$(28,276)	$(20,520)	-264.6%

The increase in the loss from operations was due to an increase in general and administrative expenses. This increase was primarily due to an increase of approximately $3,760,000 in accounting, legal and other professional fees, of which $2,505,000 was related to Sarbanes-Oxley compliance and approximately $1,067,000 in salaries, benefits and other compensation.

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements was not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to corporate in late 2004.

Loss before income taxes increased primarily as a result of the above mentioned allocation of debt and interest expense to corporate. Additionally, the November 2004 $125,000,000 debt offering increased amortization of debt issuance costs and interest expense in 2005, offset in part, by an increase in interest income as a result of an increase in invested funds with the proceeds from the debt offering.

2004 COMPARED TO 2003

Revenue
Total revenue for the year ended December 31, 2004 was approximately $80,369,000 compared to approximately $40,868,000 for the same period during the prior year, an increase of approximately $39,501,000, or 96.7%.

Wholesale monitoring revenues were approximately $24,274,000 for the year ended December 31, 2004 compared to approximately $24,393,000 for the same period in 2003, a decrease of approximately $119,000, or 0.5%. The decrease was due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during 2004. This decrease in external accounts monitored, of approximately 44,000 resulted in a decrease in revenue of approximately $2,625,000. This decrease was offset, in part, by an increase of approximately $1,228,000 generated by an increase in the average revenue per account per month of approximately $0.28 for 2004 as compared to 2003 and a $1,278,000 increase due to the 2004 NACC acquisition.

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

Cost of Revenue (excluding Depreciation and Amortization)
Our cost of revenue for the year ended December 31, 2004 was approximately $32,748,000 compared with approximately $16,393,000 for the year ended December 31, 2003, an increase of approximately $16,356,000, or 99.8%. This increase in the cost of revenue was primarily due to approximately an $10,859,000 increase of costs in 2004 from the Q4-2003 / Q2-2004 acquisitions as compared with 2003. An additional $1,001,000 of the increase was due to the NACC acquisition in 2004. In addition, excluding the Q4-2003 / Q2-2004 and NACC acquisitions, the cost of revenue for the retail segment increased approximately $2,359,000 while the cost of revenue for the wholesale monitoring operations increased approximately $2,137,000.

TOC

Operating Expenses
Operating expenses increased from approximately $28,124,000 for the year ended December 31, 2003 to approximately $49,747,000 for the comparable period in 2004, an increase of approximately $21,623,000, or 76.9%. The increase was primarily due to an increase of approximately $18,581,000 of expenses associated with the Q4-2003 / Q2-2004 acquisitions and $368,000 of expenses associated with the 2004 NACC acquisition. Exclusive of the Q4-2003 / Q2-2004 and NACC acquisitions, the remaining increase consisted of $166,000 from the wholesale segment, and $2,508,000 in the retail segment.

Selling and marketing expenses increased approximately $3,248,000 from approximately $1,109,000 for the year ended December 31, 2003 to approximately $4,357,000 for same period in 2004. The increase was primarily attributable to an increase in expenses associated with the Q4-2003 / Q2-2004 acquisitions of approximately $3,319,000. The increase in expenses related to the Q4-2003 / Q2-2004 acquisitions were comprised primarily of payroll, benefits and other compensation of approximately $2,887,000, vehicle and fuel expense of approximately $125,000, advertising of approximately $136,000 and travel and entertainment of approximately $61,000.

Depreciation and amortization expenses increased from approximately $12,323,000 in the year ended December 31, 2003 to approximately $23,013,000 for the comparable period in 2004, an increase of approximately $10,690,000, or 86.7%. This increase was partially due to the expenses related to the Q4-2003/ Q2-2004 acquisitions of $6,002,000 and expenses relating to the NACC acquisition of $262,000. The remaining increase consisted of approximately $5,028,000 in retail operations, exclusive of the Q4-2003 / Q2-2004 and NACC acquisitions, offset, in part, by a decrease in expenses associated with the wholesale segment of approximately $602,000. The retail segment increase was due to an increase in the amortization of customer contract costs as a result of the purchase of a significant amount of contracts in the later half of 2003 and during 2004. The decrease in wholesale operations expense was attributable to a decrease in amortization of dealer relationship costs due to the Company’s use of declining balance accelerated methods of amortization.

Gain on disposal of assets was $184,000 in 2004 as compared with $0 in 2003. The increase was primarily due to the gain on sale of customer contracts of approximately $143,000.

General and administrative expenses increased approximately $7,870,000 or 53.6%, from approximately $14,692,000 in the year ended December 31, 2003 to approximately $22,562,000 for the same period of 2004. Approximately $3,525,000 of the expenses in 2003 related to a charge associated with transactions with the Capital Center Credit Corporation (“CCCC”). Absent this 2003 charge, the expenses for the 2004 period would have represented an increase of approximately $11,395,000 from the expenses for the same period of 2003. Approximately $9,260,000 of the increase was associated with the Q4-2003 / Q2-2004 acquisitions. This increase was comprised primarily of payroll, bonus and other compensation of approximately $4,480,000, facilities, utilities & maintenance $773,000, telephone expense of $932,000, bad debt expense of approximately $559,000, contract and third party services of $344,000, collection and billing of approximately $512,000, insurance and property taxes of approximately $504,000, office supplies and services (including equipment, postage and mailing) of approximately $499,000 and travel, entertainment, vehicle and fuel expenses of approximately $157,000. An additional $93,000 of the increase was due to the 2004 NACC acquisition. The remaining increase in expenses of approximately $1,858,000 was due primarily to increases in payroll, employee benefits and other compensation of approximately $1,032,000, consulting and other fees associated with Sarbanes-Oxley assessment activities of approximately $641,000, directors and officers insurance of approximately $508,000, board fees of approximately $279,000 and rent and utilities of approximately $251,000, partially offset by decreases in bad debt expense of approximately $652,000 and legal, accounting and other professional fees of approximately $201,000.

Other Income/Expense
Other income for the year ended December 31, 2004 amounted to approximately $10,000 compared to other income for the same period in year 2003 of approximately $296,000. For the most part, the other income in 2003 was due to a settlement related to the acquisition of RTC Alarm Monitoring Services.

Amortization of Debt Issuance Costs
The amortization of debt issuance costs decreased approximately $1,418,000 from approximately $3,168,000 for the year ended December 31, 2003 to approximately $1,750,000 for the same period in 2004. The decrease in amortization of debt issuance costs was primarily due to the acceleration of amortization in 2003 as a result of prepayment of certain debt from the IPO proceeds, which accounts for approximately $1,437,000 of the decrease. An additional decrease of $649,000 was due to normal amortization of debt in 2004. These decreases are offset in part by an increase of approximately $555,000 of amortization acceleration in 2004 as compared to 2003 due to the early payoff of debt using the $125,000,000 of proceeds from the notes offering and $113,000 increase from new debt in 2004.

TOC

Interest Expense
Interest expense decreased by approximately $4,684,000, or 34.5% from approximately $13,570,000 to approximately $8,886,000 from 2003 to 2004, respectively. This decrease was primarily due to debt payoff in 2003, therefore decreasing the interest paid in 2004.

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

Alarm Monitoring, Wholesale Segment. Year ended December 31, 2004
Alarm Monitoring, Wholesale segment total revenue decreased by approximately $119,000, or 0.5%, to approximately $24,274,000 for the year ended December 31, 2004 from approximately $24,393,000 for the same period in 2003. The decrease was due primarily to a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during 2004. This decrease in external accounts monitored, of approximately 44,000 resulted in a decrease in revenue of approximately $2,625,000. This decrease was offset, in part, by an increase of approximately $1,228,000 generated by an increase in the average revenue per account per month of approximately $0.28 from 2004 as compared to the same period of 2003 and by an increase of approximately $1,278,000 from the 2004 NACC Acquisition.

The wholesale segment had a loss from operations of approximately $3,635,000 for the year ended December 31, 2004 compared with income from operations of approximately $71,000 for the same period last year, a change of approximately $3,706,000. The change was due to primarily to a decrease in direct margin along with an increase of general and administrative expenses of $952,000, offset by decreases in sales and marketing expenses and depreciation and amortization expenses of $128,000 and $340,000, respectively.

The segment had a loss before income taxes of approximately $4,935,000 for the year ended December 31, 2004 compared to a loss of approximately $3,304,000 for the year ended December 31, 2003. The decrease, of approximately $1,631,000, was attributable to the decrease in income from operations of $3,706,000, a decrease in other income of approximately $348,000 and a decrease in interest income of approximately $106,000, offset in part by a decrease in interest expense of approximately $1,814,000 and a decrease in amortization of debt issuance costs of approximately $715,000.

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

TOC

Liquidity and Capital Resources

(bracketed amounts represent uses of funds)

Net cash provided by operating activities was approximately $8,099,000 for the year ended December 31, 2005 compared to net cash provided by operating activities of $14,149,000 for the year ended December 31, 2004, a decrease of approximately $(6,050,000). The decrease in cash provided by operations was primarily the result an increase in the net loss of approximately $(10,615,000) offset, in part, by an increase in depreciation and amortization of approximately $5,559,000; and a decrease in accounts payable of approximately $(1,414,000). Net cash provided by operating activities was approximately $14,149,000 for the year ended December 31, 2004 compared to net cash used by operating activities of approximately $(4,239,000) for the year ended December 31, 2003, an increase of approximately $18,388,000. The increase in cash provided by operations was primarily the result of a decrease in the net loss of approximately $10,288,000 and an increase in depreciation and amortization of approximately $10,690,000.

Net cash used in investing activities was approximately $(16,612,000) for the year ended December 31, 2005 compared to approximately $(77,634,000) for the year ended December 31, 2004, a decrease of approximately $62,449,000. The significant reduction in cash used in investing activities was primarily due to a reduction to business acquisitions, net of cash acquired, of approximately $42,402,000 and an increase in the repayment of loans to dealers of approximately $24,021,000 which was offset, in part, by a decrease in the proceeds from sale of customer contracts and accounts receivable of approximately $(4,123,000) and the reimbursement of the remaining attrition guarantees withheld as part of the final settlement of the PSI acquisition of approximately $(1,427,000). Net cash used in investing activities was approximately $(77,634,000) for the year ended December 31, 2004 compared to approximately $(57,984,000) for the year ended December 31, 2003. The increase in cash used in investing activities is primarily due to the increase in business acquisitions of approximately $(15,139,000), an increase in purchases of retail customer contracts of approximately $(3,919,000) and an increase in property and equipment expenditures of approximately $(3,414,000).

Net cash used by financing activities was approximately $(6,803,000) for the year ended December 31, 2005 compared to cash provided by financing activities of approximately $59,604,000 for the year ending December 31, 2004, or a change of approximately $(66,407,000). The increased use of funds in financing activities was primarily due to a decrease in proceeds from long-term debt issuance of $(125,000,000) and the purchase of treasury stock of approximately $(1,000,000) offset, in part, by a reduction in repayments on long-term debt and capital lease obligations of approximately $54,643,000 and a decrease in debt issuance costs of approximately $4,950,000. Net cash provided by financing activities was approximately $59,604,000 for the year ended December 31, 2004 compared to approximately $97,217,000 for the year ending December 31, 2003. The decrease was primarily due to the approximately $(195,857,000) of proceeds from our initial public offering in 2003, offset, in part, by an increase of approximately $118,161,000 in proceeds from long-term debt and a decrease of approximately $39,932,000 in repayment of long-term debt.

The balance sheet at December 31, 2005 reflects net working capital of approximately $9,127,000. As of December 31, 2005, we had recurring monthly revenue (“RMR”) of approximately $4,775,000 in our retail monitoring segment and approximately $3,053,000 in our wholesale monitoring segment. Total debt was $125,000,000 as of December 31, 2005. The balance sheet at December 31, 2004 reflects net working capital of approximately $16,956,000. As of December 31, 2004, we had RMR of approximately $4,479,000 in our retail monitoring segment and approximately $3,100,000 in our wholesale monitoring segment. Total debt was approximately $130,225,000 as of December 31, 2004.

On November 16, 2004, we completed a private offering of $125 million aggregate principal amount of 12% Senior Secured Notes due November 15, 2011. The proceeds of this offering, net of issuance costs, were approximately $120.1 million.

On November 16, 2004, we entered into the LaSalle Credit Facility with LaSalle Bank. The maximum amount available of $30 million is limited to 10.0x RMR of eligible retail alarm contracts. The interest rate initially is LIBOR plus 3.50%. The minimum fixed charge coverage ratio is 2.0:1. There was no outstanding balance as of December 31, 2005. At December 31, 2005, we were not in compliance with certain administrative covenants of the LaSalle Credit Facility. On March 14, 2006, LaSalle permanently waived the administrative covenants which we were not in compliance with through March 13, 2006, at which time the $30 million became available to us.  We believe we have the procedures in place to comply with all covenants in the future.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $2,690,000. In addition, our strategy calls for us to purchase monitoring contracts at an aggregate cost of approximately $38,000,000.

As part of the NACC and FSS Acquisitions, we agreed to assume obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers as of the date of purchase. We intend to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility. At December 31, 2005, open lines of credit to these Dealers were approximately $6.2 million.

We believe that our existing cash, cash equivalents, LaSalle Credit Facility and RMR are adequate to fund our operations for at least the next twelve months.

TOC

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140 (“FAS No. 155”). This Standard resolves and clarifies the accounting and reporting for certain financial instruments including, hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will be required to adopt this Standard on January 1, 2007 and have not determined the effect that adopting FAS No. 155 will have on the financial statements.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We adopted the Standard on January 1, 2006 and it did not have any effect on our financial statements.

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment, an amendment of FAS No. 123, Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for our fiscal year beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date.

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

The issuance of FAS123R will result in stock option-based compensation expense in 2006 for the unvested options as of December 31, 2005 of an immaterial amount.

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

Disclosures About Market Risk

Our exposure to market risk is limited to interest income and expense sensitivity, which is affected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency risk. At December 31, 2005, we have no short-term investments and our cash and cash equivalents are invested in money market accounts.

TOC

Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements with the exception of commercial letters of credit totaling approximately $633,000. These letters of credit are collateralized with cash deposits which are included in restricted cash on our consolidated balance sheet.
Contractual Obligations and Commercial Commitments
The Company’s significant contractual obligations as of December 31, 2005 are for approximately $220,236,000. Debt by year of maturity and future payments under operating and capital lease agreements and estimated interest expense are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

[Missing Graphic Reference]
*Consists primarily of annual interest payments of approximately $15,000,000 on $125,000,000 million of senior secured notes bearing interest at 12.0%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Company's management, including its Chairman and Chief Executive Officer, its President and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, including all matters discussed in the paragraphs below, they have concluded that as of December 31, 2005, the Company's disclosure controls and procedures were not effective in ensuring that all material information required to be disclosed in reports that the Company files with or submits to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and the forms of the SEC, and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required financial disclosure. Notwithstanding the material weakness discussed below, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

TOC

Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer, President, and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company’s assessment of the effectiveness of its internal control over financial reporting, the Company has identified the following material weakness that existed as of December 31, 2005:

The Company did not maintain effective controls over accounts receivable, revenue and deferred revenue accounts. Specifically, the Company’s controls were not designed and in place to ensure the completeness and accuracy of revenues recorded under standard or multiple billing arrangements. This control deficiency resulted in an audit adjustment to the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in "Internal Control - Integrated Framework" issued by the COSO.

Management has excluded Financial Security Services, Inc. ("FSS")  from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired in a purchase business combination during 2005. FSS is a division of Integrated Alarm Services Group Inc. whose total assets and total revenues represent 7.7% and 1.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weakness
The material weakness described above also existed as of December 31, 2004. As described below, the Company took several steps to remediate this material weakness during 2005 and efforts to remediate the material weakness will continue into fiscal year 2006.

•
The Company converted three of the remaining six stand-alone revenue systems over to the corporate revenue platform in fiscal 2005. The Company intends to convert the remaining three stand-alone revenue systems to the corporate platform by the end of fiscal year 2006.

TOC

•
The Company realigned the billing and cancellation processes related to the retail revenue system to the retail accounting group during the fourth quarter of 2005. The Company intends to incorporate documented processing and review controls for these functions during fiscal year 2006 and ensure the controls are effectively operating.

•
The Company has undertaken a significant reorganization of the customer service and collection groups under the supervision of the Company’s President during the fourth quarter of 2005. The Company expects to have the reorganization completed in fiscal year 2006.

•
The Company, as part of the reorganization is reviewing existing policy over the revenue process and intends to identify gaps in the current processes and procedures documentation and revise as necessary and incorporate them into formalized employee training.

•
Upon completion of the conversion of three remaining platforms to the corporate platform, the Company intends to identify and test, where appropriate, key automated controls contained in the corporate revenue system.

Changes in Internal Control over Financial Reporting
As of December 31, 2004, we disclosed the following five additional material weaknesses (noted in italics below) in the operations of our internal control over financial reporting. We disclosed each of these material weaknesses in each of the first three quarters of fiscal year 2005 and took steps to remediate them throughout the third and fourth quarter of fiscal 2005. As of December 31, 2005, we completed our testing of the design and operating effectiveness of the remediated controls and concluded that the following previously reported material weaknesses were remediated such that they no longer constituted material weaknesses as of December 31, 2005 as described below.

The Company did not have an effective control environment based on criteria established in "Internal Control - Integrated Framework" issued by COSO. The Company failed to design appropriate company wide policies and procedures over the accounting, revenue, procurement, human resources, treasury and risk management functions and did not uniformly and consistently communicate the importance of internal controls throughout the organization. In addition, the Company’s policies and procedures with respect to review and supervision of its accounting operations at the divisional level were not operating effectively.

The Company implemented and completed the following remediation steps during fiscal year 2005:

•	The Company hired a new Chief Operating Officer (“COO”) in fiscal year 2005.
•	The Company hired a Director of Human Resources and formalized many Human Resource functions related to employment practices, as well as formalized a code of conduct and employee handbooks.
•
The Company updated its organizational charts as a means of providing better overall visibility to the Company as a whole and to improve integration and communication throughout all Company divisions and departments.

•	The Company reconfigured the finance and accounting organization such that all location controllers and accounting staff report directly to the corporate-level finance and accounting management.
•
The Company improved communication within the accounting functions via weekly conference calls between the location controllers and the corporate accounting group to monitor accounting changes, disseminated policy and monitored financial close status and related external audit progress.

•
The Company improved controls over the financial statement close process including the development of a formal closing calendar which is disseminated to the location accounting functions monthly which outlines the specific due date of system closes, journal entry posting, and financial statement completion.

•
Operationally, executive management has improved communication with divisions through mandatory telephonic meetings with location management at least twice a month. In addition to these meetings, executive management also requires written management reports from the location management to monitor progress of projects and operations.

•
The Company formalized the budget process in the fourth quarter of 2005 related to fiscal year 2006. The Company’s COO oversaw the process which resulted in a detailed budget and related goals and objectives being established. Also during the fourth quarter of 2005, the COO, along with the location management presented the budget and goals and objectives to all Company staff via formalized meetings at each location.

•	The Company instituted a formalized sub-certification process regarding accounting and controls beginning in the first quarter of 2005 for all location management and location controllers.
•
The Company increased the initiatives to educate all employees regarding its Code of Conduct, Code of Ethics, insider trading policies and the existence of and availability of a whistleblower hotline and website provided by an external agency.

TOC

During the fourth quarter of 2005, we completed our testing and concluded that these newly implemented controls were effective.

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

The Company implemented and completed the following remediation steps during fiscal year 2005:

•	The Company reconfigured the finance and accounting organization such that all location controllers and accounting staff report directly to the corporate-level finance and accounting management.
•
The Company evaluated and addressed accounting and finance staffing requirements, including the hiring of three new location controllers, two assistant controllers, and an accounting manager. The accounting function now has senior management with extensive public accounting experience. In addition, three of the additional senior accounting personnel are certified public accountants.

•
The Company improved communication within the accounting functions via weekly conference calls between the location controllers and the corporate accounting group to monitor accounting changes, disseminated policy and monitored financial close status and related external audit progress.

•	The Company has identified higher risk accounting areas and consolidated the accounting and oversight related to these areas within the corporate-level accounting function.
•
The Company has instituted a formal testing process of key reports to substantiate the completeness and accuracy of the information on a quarterly basis. The Company expects to continue this practice at least until application controls are in place over financial systems.

•	The Company developed a quarterly process and review procedure of applicable documentation supporting period-end accruals to ensure proper cut-off is in place.
•	The Company’s internal audit department has and will continue to audit all quarter and year-end accruals surrounding cut-off on a recurring basis.

During the fourth quarter of 2005, we completed our testing and concluded that these newly implemented controls were effective.

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

The Company implemented and completed the following remediation steps during fiscal year 2005:

•
The Company improved communication within the accounting functions via weekly conference calls between the location controllers and the corporate-level accounting group to monitored accounting changes, disseminated policy and monitor financial close status and related external audit progress.

•	The Company has incorporated a process of preparation and review of account reconciliations on a periodic basis at all divisions.
•	The Company has ensured that there is relevant review control in place over journal entries at the location and corporate level.
•	The Company has identified higher risk accounting areas and consolidated the accounting and oversight related to these areas within the corporate accounting function.
•
The Company has created a formalized documented tie out process of all regulatory filings. Each regulatory filing is referenced and maintained with all relevant supporting documentation. Senior level accounting management, including the CFO, review the information and supporting documentation prior to filings being released to the public.

•
The Company has instituted a formal testing process of key reports to substantiate the completeness and accuracy of the information on a quarterly basis. The Company expects to continue this practice at least until automated application controls are in place over financial systems.

•	The Company’s internal audit department has and will continue to audit all quarter and year-end accruals surrounding cut-off on a recurring basis.

TOC

During the fourth quarter of 2005, we completed our testing and concluded that these newly implemented controls were effective.

The Company did not maintain effective controls over accounts payable, accrued liabilities and the related expense accounts at two divisions. Specifically, the Company’s controls over the completeness, valuation, and existence of accounts payable and accrued expenses and ensuring that such expenses were recorded in the proper period were not effective.

The Company implemented and completed the following remediation steps during fiscal year 2005:

•	The Company developed a quarterly process and review procedure of applicable documentation supporting period-end accruals to ensure proper cut-off is in place.
•	The Company developed a quarterly review process to review invoices to ensure that such invoices are properly accounted for in the correct period.
•	The Company instituted a two tier review of all invoices prior to vouchering and prior to mailing of payment that resides within the accounting function.
•	The Company’s internal audit department has and will continue to audit all quarter and year-end accruals surrounding cut-off on a recurring basis.

During the fourth quarter of 2005, we completed our testing and concluded that these newly implemented controls were effective.

The Company did not maintain effective controls over certain cash accounts and transactions including wire transfers at one division. Specifically, the Company’s controls were not adequate to provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the funds maintained in certain bank accounts of the Company.

The Company implemented and completed the following remediation steps during fiscal year 2005:

•	The Company undertook a complete review of all bank accounts within the Company. Non-essential accounts were identified and closed.
•	Security over wire transactions was reviewed and modified by requiring a separate initiator and releaser on all wire transactions outside of a single bank.
•
The Company also implemented a formal bank account policy whereby all opening and closing of bank accounts are to be processed through the corporate accounting function and require the CFO and one other authorized signor to approve prior to opening or closing of any bank accounts.

•	The CEO and CFO monitor cash daily in main operating accounts and sweep division operating accounts weekly.

During the fourth quarter of 2005, we completed our testing and concluded that these newly implemented controls were effective.

Except for the changes in connection with the remediation of material weaknesses as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

TOC

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the caption “Election of Directors” to appear in the Company’s definitive proxy statement relating to the Company’s 2006 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this report on Form 10-K (hereinafter referred to as the “Annual Meeting Proxy Statement”), is incorporated herein by reference.

The names of our executive officers, together with a brief description of their employment histories, are provided below:

Name	Age	Position
Timothy M. McGinn	57	Chairman of the Board and Chief Executive Officer
Thomas J. Few, Sr.	59	Vice Chairman and President
Bruce E. Quay	48	Chief Operating Officer
Brian E. Shea	47	Executive Vice President
Robert B. Heintz	50	Executive Vice President-Monitoring COO
Michael T. Moscinski	54	Chief Financial Officer

Mr. McGinn has served as our Chairman of the Board and Chief Executive Officer since January 2003. Mr. McGinn was the President of Integrated Alarm Services, Inc. Mr. McGinn is the non-executive Chairman of the Board of McGinn, Smith & Co., Inc. He has served as Chairman of the Board of McGinn, Smith since 1980 and was an executive officer from 1980 to 2003. He has also served as non-executive Vice Chairman of Pointe Financial Corp., a publicly traded commercial bank and non-executive Chairman of its affiliate Pointe Bank. Mr. McGinn also serves as a Director of Same Day Surgery, Inc.

Mr. Few, Sr. is our Vice Chairman and President and has over 35 years of experience in the security alarm industry. Mr. Few, Sr. has been with IASG and its predecessors since 1985, where he started as Executive Vice President. Prior thereto, Mr. Few, Sr. held senior positions with Holmes Protection, Inc., ADEMCO, Guardian and ADT. Prior to his work with these firms, Mr. Few, Sr. owned and operated an independent alarm company and central station in New Jersey.

Mr. Quay is our Chief Operating Officer. He joined the Company in April 2005. Prior to serving in his current role, Mr. Quay was Executive Vice President and Principal of Aquatic Development Group (“ADG”), a privately held company servicing the aquatics industry through its project services and equipment systems divisions from 2003 to 2005. Prior to ADG, from 1990 to 2002, Mr. Quay held various senior level positions at Cookson Plastic Molding Group where he served as President and Chief Executive Officer from 1998 to 2002. Cookson Plastic Molding Group is a wholly owned subsidiary of Cookson Group, PLC, which is a global leader in the supply of plastic products to the material handling, pool construction, office equipment and lawn and garden markets. Prior to Cookson Plastic Molding Group, Mr. Quay held various senior level management positions with Heldor Industries, a leading national manufacturer and distributor of swimming pool products.

Mr. Shea has served as an Executive Vice President since March 2003. In this role, he heads our retail account acquisition and loan division, including portfolio management, due diligence, performance monitoring and collections. Additionally Mr. Shea serves as our Corporate Secretary and Insider Trading Compliance Officer. Prior to serving in his current role, he was our Chief Financial Officer and had served as the Chief Financial Officer of IASI and its predecessor companies since 1992. Prior thereto, he was Vice President of Finance/Controller of Hiland Park, a real estate development company. Prior to joining Hiland Park, he was an Analyst at Galesi Group and a Financial Manager for General Electric Corporation, where he graduated from GE's Financial Management Training Program.

Mr. Heintz has served as our Executive Vice President-Monitoring Services since February 2005. Prior to serving in his current role, he was our Vice President, Finance and Administration—Monitoring Services since January 2003. He was previously our Chief Financial Officer, a position he held since April 2000. Prior to joining IASG, he was Vice President and Chief Financial Officer of Monital Signal Corporation, from January 1997 to April 2000, which we acquired in April 2000. Before working for Monital, he was Vice President Finance & Information Services for Brownstone Studio, Inc., a garment cataloger and manufacturer, where he worked from 1994 to 1996. Before Brownstone, he spent 14 years with the Dun & Bradstreet Corporation where he held several finance and accounting positions.

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

TOC

We have adopted a Code of Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer, persons performing similar functions and directors.

Shareholders may request a free copy of the Code of Ethics and/or Annual Report from:

Integrated Alarm Services Group, Inc.
Attn: Investor Relations
99 Pine Street, 3rd floor
Albany, NY 12207
(518) 426-1515

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics is also available at our website at www.iasg.us.

Item 11. Executive Compensation

The information contained under the caption “Executive Compensation” of the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption “Certain Relationships and Related Transactions” of the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the caption “Principal Accountant Fees and Services” of the Annual Meeting and Proxy Statement is incorporated herein by reference.

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

3.   The following Exhibits:

Exhibit Description
Exhibit No.

2.1	(1)	Merger Agreement by and between KC Alarm Services Group (Delaware Corporation) and the registrant
2.2		Not used
2.3	(1)	Contribution Agreement between Morlyn Financial Group LLC and the registrant
2.4	(1)	Contribution Agreement by and between Payne Security Group LLC and the registrant
2.5	(1)	Contribution Agreement by and between Guardian Group, LLC and the registrant
2.6	(1)	Contribution Agreement by and between Palisades Group, LLC and the registrant
2.7	(1)	Merger Agreement between IASI, Inc., IASG Acquisition Corp. and the registrant
2.8
Stock Purchase Agreement dated as of December 15, 2003 between Integrated Alarm Services Group, Inc. and Lane Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by IASG dated December 22, 2003)

2.9
Purchase Agreement with Wells Fargo Bank, N.A., as trustee for the initial purchasers dated November 16, 2004 (incorporated by reference to Exhibit 2.11 to our annual report on Form 10-K for the year ended December 31, 2004 filed on June 13, 2005)

3.1	(1)	Certificate of Incorporation of registrant
3.1(a)	(1)	Certificate of Amendment to the Certificate of Incorporation
3.2	(1)	Amendment to Certificate of Incorporation of registrant
3.3(a)	(1)	Amended and Restated By-Laws of registrant
4.1		Indenture dated as of November 16, 2004 among Registrant, Additional Registrants and the Trustee relating to the 12% Senior Secured Notes due 2011
4.2	(3)	Registration Rights Agreement among Additional Registrants, Registrant and certain Initial Purchasers named therein, dated as of November 16, 2004
4.3	(3)	Security Agreement among LaSalle National Bank Association, Registrant and certain Additional Registrants dated as of November 16, 2004 (without schedules or exhibits)
4.4	(3)	Security Agreement among the Trustee, Registrant and the Additional Registrants dated as of November 16, 2004 (without schedules or exhibits)

TOC

Exhibit No.

4.5	(3)	Intercreditor Agreement among the Trustee, LaSalle National Bank Association and Registrant, dated as of November 16, 2004
4.6	(3)	Form of Senior Secured Note due 2011
4.7	(3)	Pledge Agreement by and among the Registrant, Madison Protection Inc. and LaSalle Bank National Association, dated November 16, 2004 (without schedule).
4.8	(3)	Pledge Agreement by and among the Registrant, Madison Protection Inc. and Wells Fargo Bank, N.A., dated November 16, 2004 (without schedule)
10.1**	(1)	2003 Stock Option Plan
10.2**	(1)	Amended and Restated Employment Agreement by and between the registrant and Timothy M. McGinn
10.3**	(1)	Employment Agreement by and between the registrant and Thomas J. Few, Sr.
10.4**		Not used
10.5**	(1)	Employment Agreement by and between the registrant and Brian E. Shea
10.6**	(1)	Employment Agreement by and between the registrant and Robert Heintz
10.7	(1)	Assignment and Assumption Agreement
10.8	(1)	Lease Agreement between the registrant and Pine Street Associates, LLC for the Albany, New York Office space
10.9	(1)	Lease Agreement between Morlyn and Robert Gallo for the Oakland, New Jersey Office
10.10	(1)	Form of Convertible Note
10.11	(1)	Form of Two-year Note
10.12	(1)	Form of Five-year Note
10.13	(1)	Form of Three-year Note
10.14	(1)	Form of One-year Note
10.15	(1)	$3 million principal amount promissory note issued by registrant to Lynn A. Smith
10.16	(1)	Right of First Refusal Agreement by and between registrant and Criticom IDC Corporation, and Royal Thoughts LLC
10.17	(1)	ADEMCO Letter
10.18	(1)	Installing company Monitoring Receivable Financing Agreement by and between the registrant and M&S Partners
10.19	(1)	Receivable Financing Purchase Agreement between McGinn, Smith Acceptance Corp., Pointe Bank, and King Trust 01
10.20**	(1)	Form of Indemnification Agreement between registrant and member of the Board of Directors
10.21	(1)	Form of note due April 2004
10.22**	(1)	Employment Agreement by and between the registrant and Michael Moscinski
10.23**		2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement filed by IASG dated April 29, 2004)
10.24 (3)		Mortgage in favor of LaSalle National Bank Association dated as of November 16, 2004
10.25 (3)		Second Mortgage in favor of Trustee dated as of November 16, 2004

TOC

 Exhibit No.

10.26 (3)
Revolving Credit Facility Credit Agreement by and among Integrated Alarms Services Group, Inc., Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services, Inc., Payne Security Group, LLC, American Home Security, Inc. and the Guarantors Party Hereto and The Banks Party Hereto and LaSalle Bank National Association, as Agent dated November 16, 2004

10.27 (3)	**	Employment Agreement by and between the registrant and Bruce E. Quay
11.1		Statement of computation of earning per share
14		Code of Ethics
21		List of Subsidiaries
23.3	(1)	Consent of Barnes & Associates
23.4	(1)	Consent of Standard & Poor’s Corporate Value Consulting
31		Rule 13a-14 (a)/15d-14(a) Certifications
32(a)		Certification by the Chief Executive Officer relating to a periodic report containing financial statements
32(b)		Certification by the Chief Financial Officer relating to a periodic report containing financial statements

(1)	Incorporated by reference to Exhibit of same number to the Registration Statement on Form S-1 (Registration Number 333-101159)

(2)	Incorporated by reference to Exhibit of the same number to our annual report filed on Form 10-K for the year ended
December 31, 2003 filed on March 30, 2004

(3)	Incorporated by reference to Exhibit of the same number to our annual report or Form 10-K for the year ended December 31, 2004 filed on June 13, 2005

**	Constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to item 15(c) of Form 10-K

TOC

INTEGRATED ALARM SERVICES GROUP, INC.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Integrated Alarm Services Group, Inc.:

We have completed integrated audits of Integrated Alarm Services Group, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Integrated Alarm Services Group, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Integrated Alarm Services Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over accounts receivable, revenue and deferred revenue accounts, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Financial Statement Index

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2005, the Company did not maintain effective controls over accounts receivable, revenue and deferred revenue accounts. Specifically, the Company’s controls were not designed and in place to ensure the completeness and accuracy of revenues recorded under standard or multiple billing arrangements. This control deficiency resulted in an audit adjustment to the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Financial Security Services from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Financial Security Services from our audit of internal control over financial reporting. Financial Security Services is a division of Integrated Alarm Services Group, Inc. whose total assets and total revenues represent 7.7% and 1.1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

In our opinion, management's assessment that Integrated Alarm Services Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Integrated Alarm Services Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Albany, New York
March 16, 2006

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2005
	(in thousands, except for share data)
Assets
Current assets:
Cash and cash equivalents	$31,555	$16,239
Current portion of notes receivable	5,187	6,108
Accounts receivable less allowance for doubtful
accounts of $986 in 2004 and $847 in 2005	6,290	5,158
Inventories	1,234	1,477
Prepaid expenses	1,127	1,084
Due from related parties	70	87
Total current assets	45,463	30,153
Property and equipment, net	7,927	7,843
Notes receivable net of current portion and allowance
for doubtful accounts of $246 in 2004 and 2005	22,211	10,085
Dealer relationships, net	34,530	33,000
Customer contracts, net	85,169	80,532
Deferred customer acquisition costs, net	5,946	7,874
Goodwill	91,435	94,919
Debt issuance costs, net	5,322	4,596
Other identifiable intangibles, net	3,054	2,790
Restricted cash	757	758
Other assets	270	524
Total assets	$302,084	$273,074

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,225	$-
Current portion of capital lease obligations	460	350
Accounts payable	3,720	2,306
Accrued expenses	9,185	9,256
Current portion of deferred revenue	9,756	8,724
Other liabilities	161	390
Total current liabilities	28,507	21,026

Long-term debt, net of current portion	125,000	125,000
Capital lease obligations, net of current portion	575	461
Deferred revenue, net of current portion	4,035	4,830
Deferred income taxes	1,113	1,582
Due to related parties	4	61
Total liabilities	159,234	152,960

Commitments and Contingencies (note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized
3,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized
100,000,000 shares, 24,681,462 shares issued	25	25
Paid-in capital	206,566	207,162
Accumulated deficit	(63,741)	(86,073)
Treasury stock - common, at cost, none in 2004;
312,626 shares in 2005	-	(1,000)
Total stockholders' equity	142,850	120,114
Total liabilities and stockholders' equity	$302,084	$273,074

The accompanying notes are an integral part of the consolidated financial statements.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2004	2005
	(in thousands, except share and per share data)
Revenue:
Monitoring fees	$24,100	$24,103	$31,441
Revenue from customer accounts	15,855	50,759	57,921
Related party monitoring fees	293	171	122
Related party placement fees	90	-	-
Service, installation and other revenue	530	5,336	9,750
Total revenue	40,868	80,369	99,234

Expenses:
Cost of revenue (excluding depreciation
and amortization)	16,393	32,748	43,381
Selling and marketing	1,109	4,357	4,977
Depreciation and amortization	12,323	23,013	28,572
(Gain) loss on sale or disposal of assets	-	(184)	1,032
General and administrative	11,167	22,562	29,790
General and administrative - related party	3,525	-	-
Total expenses	44,517	82,496	107,752

Income (loss) from operations	(3,649)	(2,127)	(8,518)
Other income (expense):
Other expense, net	296	11	-
Amortization of debt issuance costs	(3,169)	(1,750)	(1,080)
Interest expense	(12,656)	(8,886)	(17,009)
Interest expense - related party	(914)	-	-
Interest income	1,614	1,453	4,838
Income (loss) before income taxes	(18,478)	(11,299)	(21,769)
Income tax expense	3,527	418	563
Net income (loss)	$(22,005)	$(11,717)	$(22,332)
Basic and diluted income (loss) per share	$(1.95)	$(0.47)	$(0.91)
Weighted average number of common
shares outstanding	11,263,455	24,667,960	24,662,198
Unaudited:
Pro Forma income tax to give effect to
the conversion from S to C Corporation
status (Note 2):
Income (loss) before benefit from income taxes	$(18,478)
Income tax expense (benefit)	(90)
Net income (loss)	$(18,388)
Basic and diluted income (loss) per share	$(1.63)

The accompanying notes are an integral part of the consolidated financial statements.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Common Stock	Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Equity

	(in thousands, except for share data)

Balance, January 1, 2003	709,719	$1	$-	$5,554	$(17,118)	-	$-	$(11,563)
Net income (loss)	-	-	-	-	(22,005)	-	-	(22,005)
Issuance of common shares for
acquisition of IASI and affiliates	864,192	1	-	11,559	-	-	-	11,560
Predeccessor basis in IASI	-	-	-	(17,113)	(4,351)	-	-	(21,464)
Issuance of common shares for
consolidation of Morlyn	17,000	-	-	-	-	-	-	-
Issuance of common shares for initial public
offering of Company's common stock	22,000,000	22	-	187,381	-	-	-	187,403
Issuance of common shares for exercise of
underwriters' over allotment option	982,729	1	-	8,453	-	-	-	8,454
Contingent shares for Criticom purchase	34,091	-	315	315	-	-	-	630
Imputed interest expense associated with
conversion feature of debt	-	-	-	388	-	-	-	388
Shareholder options	-	-	-	8,550	(8,550)	-	-	-
Balance, December 31, 2003	24,607,731	25	315	205,087	(52,024)	-	-	153,403
Net income (loss)	-	-	-	-	(11,717)	-	-	(11,717)
Issuance of contingent shares for Criticom
purchase	34,091	-	(315)	315	-	-	-	-
Conversion of debt to stock	39,640	-	-	275	-	-	-	275
Issuance of stock options to consultant	-	-	-	13	-	-	-	13
Imputed interest expense associated with
conversion feature of debt	-	-	-	876	-		-	876
Balance, December 31, 2004	24,681,462	25	-	206,566	(63,741)	-	-	142,850
Net income (loss)	-	-	-	-	(22,332)	-	-	(22,332)
Issuance of shareholder options	-	-	-	27	-	-	-	27
Puchase of treasury stock	-	-	-	-	-	312,626	(1,000)	(1,000)
Imputed interest expense associated with
conversion feature of debt	-	-	-	569	-	-	-	569
Balance, December 31, 2005	24,681,462	$25	$-	$207,162	$(86,073)	312,626	$(1,000)	$120,114

The accompanying notes are an integral part of the consolidated financial statements.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2004	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(22,005)	$(11,717)	$(22,332)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	12,323	23,013	28,572
Amortization of deferred customer acquisition costs , net	-	197	589
Amortization of debt issuance costs	3,169	1,750	1,080
Interest expense - non-cash, notes	388	876	569
Stock options issued to consultant	-	13	-
Provision for bad debts	1,565	1,390	1,191
Deferred income taxes	3,339	353	470
Non-cash service fees	1,824	-	-
Earned discount on notes receivable	-	(151)	(1,350)
Loss on sale of customer contracts and accounts receivable	-	-	132
Loss (gain) on sale or disposal of assets	-	(135)	900
Gain on settlement of notes receivable	-	(49)	-
Changes in assets and liabilities, net of effects of
acquisitions and non-cash transactions:
Accounts receivable	(1,406)	(1,158)	171
Inventories	(12)	(57)	(243)
Prepaid expenses	(1,024)	465	44
Other assets	454	(193)	(254)
Deferred customer acquisition costs	-	(6,351)	(3,631)
Due from/to related parties	(18)	12	41
Accounts payable and accrued expenses	(3,251)	2,252	1,098
Deferred revenue	708	(1,006)	(1,404)
Deferred customer acquisition revenue	-	4,997	2,226
Other liabilities	(293)	(352)	230
Net cash (used in) provided by operating activities	(4,239)	14,149	8,099
Cash flows from investing activities:
Purchase of property and equipment	(604)	(4,018)	(3,137)
Proceeds from sale of property and equipment	-	177	57
Purchase of customer contracts and dealer relationships	(10,794)	(14,713)	(13,635)
Proceeds from sale of customer contracts and accounts receivable	-	4,596	473
Financing of dealer loans	(3,457)	(4,670)	(6,016)
Repayment of dealer loans	730	5,559	29,580
Short-term investments	3,000	-	-
Decrease (increase) in restricted cash	2,910	343	(1)
Reimbursement of attrition guarantee withhold related to PSI acquisition	-	-	(1,427)
Business acquisitions, net of cash acquired	(49,769)	(64,908)	(22,506)
Net cash used in investing activities	(57,984)	(77,634)	(16,612)
Cash flows from financing activities:
Proceeds of initial public offering	195,857	-	-
Proceeds of borrowing on line of credit	-	-	3,000
Proceeds of long-term debt, related party	2,000	-	-
Proceeds of long-term debt	6,839	125,000	-
Proceeds of borrowing from related party	-	-	2,500
Repayment of borrowing on line of credit	-	-	(3,000)
Repayment of long-term debt, related party	(6,910)	-	-
Repayment of long-term debt	(100,174)	(60,242)	(5,225)
Repayment of borrowing from related party	-	-	(2,500)
Payments of obligations under capital leases	(146)	150	(224)
Debt issuance costs	(249)	(5,304)	(354)
Purchase of treasury stock	-	-	(1,000)
Net cash provided by (used in) financing activities	97,217	59,604	(6,803)

Net increase (decrease) in cash and cash equivalents for the year	34,994	(3,881)	(15,316)
Cash and cash equivalents at beginning of year	442	35,436	31,555
Cash and cash equivalents at end of year	$35,436	$31,555	$16,239

Supplemental disclosure of cash flow information:
Interest paid	$13,432	$5,486	$15,991
Income taxes paid	$-	$417	$12

Supplemental disclosure of non-cash items:
Stock issued to purchase IASI	$11,560	$-	$-
Debt assumed from related party	$1,825	$-	$-
Debt converted to common stock	$-	$275	$-
Notes receivable converted to customer contracts	$-	$2,441	$3,511

The accompanying notes are an integral part of the consolidated financial statements.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Integrated Alarm Services Group, Inc. and Subsidiaries (“IASG” or the “Company”) is the successor to KC Acquisition Corporation (“KC Acquisition”). In January 2003, KC Acquisition was re-incorporated by merging into IASG (Note 11). IASG provides alarm-monitoring services to independent alarm dealers and other telemetry customers on a contract basis. IASG operates three Underwriters Laboratories listed call centers that provide alarm receiving, processing, notification and related services for the monitoring of various types of alarm systems. In addition to its call centers, IASG maintains three regional dealer care locations designed to provide customized services to independent alarm dealers. Alarm monitoring services for subscribers of independent alarm dealers are outsourced to IASG. Subscribers contract with alarm dealers for services like alarm installation, maintenance and monitoring. The Company also performs installations and provides maintenance services to some of its customers.

Morlyn Financial Group (“Morlyn”), a limited liability company, was formed in May 2000 to assist independent alarm dealers in selling their retail portfolios to Integrated Alarm Services, Inc. (“IASI”), a related party of Morlyn. Morlyn provides due diligence and other related services for IASI and also earns fees from independent alarm dealers by providing billing services. In January 2003, Morlyn (formerly under common ownership) was acquired by IASG and became a wholly owned subsidiary.

Criticom-IDC (“Criticom”) is a wholly owned subsidiary of IASG. Criticom provides alarm-monitoring services to independent alarm dealers and other telemetry customers as well as Global Positioning Systems (“GPS”) technology that customers use to track various types of moveable assets. Criticom operates two Underwriters Laboratories listed call centers that provide alarm receiving, processing, notification and related services for the monitoring of various types of alarm systems.

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

Madison Security, Inc. (“Lane”) was acquired in December 2003. Its primary operating entity, Protection Service Industries, L.P. (“PSI”), installs, services and monitors commercial and residential alarm systems in Arizona, California and New Mexico.

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

Segment information
The Company operates two reportable segments; Alarm-Monitoring wholesale services and Alarm-Monitoring retail services (see Note 15).

Comprehensive income
No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any other comprehensive income to report.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

Revenue recognition
IASI provides monitoring services to customers under contracts with typical initial terms ranging from one to five years in duration. Such contracts are cancelable with a typical notice sixty days prior to the contract expiration date and contain no upfront fees or set up service. Most contracts automatically renew for a stated term if no customer action is taken. Revenue from customer contracts is recognized as services are provided over the related monitoring contract period when a written contract is in place and collection is probable. Services may be billed in advance on a monthly, quarterly or annual basis and amounts billed but not earned are recorded as deferred revenues. Revenues deferred are recognized on a straight line basis over the term of the service agreement as the alarm monitoring services are provided.

The Company provides monitoring and billing services for a monthly fee for the subscribers of independent alarm dealers. The majority of the contracts are annual and contain no upfront fees or setup service. Monitoring and billing revenue is recognized as the monitoring and billing services are provided. Deferred revenue represents amounts billed and or collected in advance of services being provided. Revenues deferred are recognized over the term of the service agreement as the alarm monitoring and billing services are provided.

Revenue from sales of installed equipment without monitoring is recognized upon the completed installation of the equipment.

The Company sells bundled arrangements to its commercial and residential customers which consist of equipment , installation services and ongoing monitoring service generally under three to five year contracted terms. These bundled arrangements generally require an upfront payment and recurring monthly revenue (RMR) payments over the term of the contract. Amounts assigned to each component are based on the component’s objectively determined fair value. If fair value can not be determined for a sale involving multiple elements, upfront non-refundable deposits are deferred and recognized over the expected life of the customer relationship. The RMR is recognized monthly over the term of the contract.

Interest income from dealer notes receivable is recognized using the interest method. Accrual of interest income on notes receivable is suspended when a dealer is contractually delinquent for one hundred twenty days or more. The accrual is resumed when the dealer becomes contractually current, and past due interest income is recognized at that time. Generally, IASI forecloses on delinquent accounts and takes ownership of the related contracts which collateralize the notes. Refunds are granted only upon request from the customer when a payment is made on a closed account or a payment was processed where the funds were not payable to IASI.

Cash and cash equivalents
Cash and cash equivalents include cash, certificates of deposit, and money market funds with original maturities of three months or less at the time of purchase. The carrying amount of cash and cash equivalents approximates fair value.

The Company maintains cash and cash equivalents in accounts with financial institutions, which at times may be in excess of the amount insured by the Federal Deposit Insurance Corporation.

Restricted cash and cash equivalents
Cash and cash equivalents restricted under the terms of the Company's debt obligations and letters of credit are classified to correspond with the classification of the related obligations.

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

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

The Company’s notes receivable consisted of the following at December 31:

	2004	2005
	(in thousands)
Performing loans	$30,011	$17,693
Non-performing loans	1,391	1,664
Total loans	31,402	19,357

Less: Reserves	(246)	(246)
Purchase discount	(3,758)	(2,918)
Net loans	$27,398	$16,193

At December 31, 2004 and 2005, we had non-performing loans aggregating approximately $1,391,000 and $1,664,000, respectively. During the year ending 2004, a non-performing loan in the amount of approximately $2,441,000 million was foreclosed and reclassified to the existing portfolio group of customer contracts. During the year ended December 31, 2005, the Company negotiated the purchase of certain contracts from dealers resulting in a conversion of approximately $3,511,000 of notes to customer contracts. Additionally during 2005, a dealer repaid a note of approximately $17,890,000 prior to its maturity date. The collateral supported the carrying value and therefore no impairment charge was recorded. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

As part of the acquisitions of National Alarm Computer Center (“NACC”) in 2004 and Financial Security Services, Inc. (“FSS”) in 2005, the Company agreed to assume NACC and FSS’s obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers. At December 31, 2004 and 2005, amounts available to Dealers under these lines of credit were $11.0 million and $6.2 million, respectively. The Company intends to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility.

The purchase discount resulted from the acquisitions of NACC and Financial Security Services (Note 11). Purchase discount on acquired notes that are prepaid within the first year of acquisition is offset to goodwill

Allowance for doubtful accounts—Notes Receivable
Changes in the allowance for doubtful accounts were as follows:
	2003	2004	2005
	(in thousands)
January 1,	$-	$131	$246
Provisions	523	115	-
Write-offs	(392)	-	-

December 31,	$131	$246	$246

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

Contractual maturities of notes receivable as of December 31, 2005 are as follows:
(in thousands)
2006	$6,354
2007	5,101
2008	3,800
2009	2,673
2010	1,312
2011 and thereafter	117
$19,357

At December 31, 2005 notes receivable from dealers was collateralized by customer monitoring contracts with recurring monthly revenue of approximately $1,281,000. Interest income on notes receivable was approximately $1,425,000, $682,000 and $2,897,000 for the years ended December 31, 2003, 2004 and 2005, respectively, and is included in interest income in the statement of operations. Also included in interest income in 2004 and 2005 were approximately $151,000 and $1,350,000, respectively, which represented the amortization of the discount on notes receivable.

Deferred revenue-notes receivable
Deferred revenue on notes receivable represents amounts paid by the dealers for services the Company will render in the future. In connection with the loans to dealers, the Company withholds a portion of the amount loaned to cover services for the remaining term of the contract. The deferred fees are recognized as revenues as the billing and collection services are provided to the dealers. Amounts withheld are nonrefundable. Amounts recognized as revenue in 2003, 2004 and 2005 were approximately $349,000, $108,000, and $92,000, respectively.

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

Changes in the allowance for doubtful accounts were as follows:

(in thousands)
January 1, 2003	$194
Provisions	1,042
Write-offs	(1,063)
Recoveries	577

December 31, 2003	750
Provisions	1,275
Write-offs	(2,070)
Recoveries	1,031

December 31, 2004	986
Provisions	1,191
Write-offs	(2,916)
Recoveries	1,586
December 31, 2005	$847

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

Inventories
Inventories are stated at the lower of cost or market. Inventories include commercial and residential alarm system components, parts and supplies. Cost is determined using the first-in, first-out method. Provision for potentially obsolete or slow moving inventory is made based on analysis of inventory levels and forecasts.

Changes in the allowance for obsolescence for inventories were as follows:

(in thousands)
Balance at January 1, 2004	$-
Reserve additions	401
Balance at December 31, 2004	401
Write-offs	(260)
Reserve additions	5
Balance at December 31, 2005	$146

There was no activity in the allowance for obsolescence for inventories during 2003.

Deferred customer acquisition costs, net
The direct incremental costs associated with obtaining a new customer including the installation of the monitoring systems, to the extent of deferred revenue (upfront non-refundable deposits), are capitalized and amortized over the expected life of the customer relationship. Excess direct incremental costs over deferred revenue (upfront non-refundable deposits) are being amortized over the term of the contract.

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

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

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

Goodwill
The Company accounts for its goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test in the third quarter of each year and to date has not been required to record an impairment charge. During the second quarter of 2004 and continuing through 2005, the common stock of the Company traded below its book value. Management, after evaluating current financial forecasts and operating trends, continues to believe that goodwill was not impaired at December 31, 2005. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2004	2005
	(in thousands)
Accrued payroll, vacation and bonuses	$1,983	$1,952
Holdbacks on acquired customer contracts	1,963	105
Accrued interest	1,877	2,326
Other accrued expenses	3,362	4,873
Total	$9,185	$9,256

In 2005, the Company closed three dealer care centers, along with a monitoring center in order to streamline operations. These costs are accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), whereby the liability is recognized when the exit costs are incurred. During 2005, the Company recorded charges relating to the location closures in the amount of approximately $1,312,000. The equipment of the locations that were closed were either transferred to other locations or adjusted to the estimated net realizable value, resulting in a non-cash write-down of approximately $373,000 charged to loss on sale or disposal of assets. Lease commitments, severance and benefits of approximately $860,000 were charged to cost of revenue. The remaining severance costs of approximately $79,000 were charged to general and administrative expense. Lease commitments represent the present value of the remaining lease obligation, net of any estimated sublease rentals in accordance with FAS 146.

The following table provides additional details regarding the costs:

	Write-down of Equipment	Severence and Benefits	Lease Commitments	Total
	(in thousands)
Reserve for closing and related costs	$373	$283	$656	$1,312
Write-down of equipment	(373)	-	-	$(373)
Payments	-	(175)	(55)	$(230)
Balance at December 31, 2005	$-	$108	$601	$709

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

	Year ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net loss, as reported	$(22,005)	$(11,717)	$(22,332)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects.	(130)	(194)	(174)
Pro forma net loss	$(22,135)	$(11,911)	$(22,506)
Net loss per share, as reported - basic and diluted	$(1.95)	$(0.47)	$(0.91)
Pro forma net loss per share - basic and diluted	$(1.97)	$(0.48)	$(0.91)

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

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

Advertising costs
The Company's policy is to expense advertising costs in the period in which the expense is incurred. Advertising expense was approximately $47,000, $167,000, and $437,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Recent accounting pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140 (“FAS No. 155”). This Standard resolves and clarifies the accounting and reporting for certain financial instruments including, hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt this Standard on January 1, 2007 and has not determined the effect that adopting FAS No. 155 will have on the financial statements.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FAS Statement No. 3. This Standard requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Standard also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. In addition, this Standard requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted the Standard on January 1, 2006 and it did not have any effect on the Company’s financial statements.

In December 2004, the FASB issued FAS 123R, Share-Based Payment, an amendment of FAS No. 123, Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The requirements of FAS 123R are effective for the Company’s fiscal year beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date.

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

The issuance of FAS123R will result in stock option-based compensation expense in 2006 for the unvested options as of December 31, 2005 of an immaterial amount.

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

3.  Property and Equipment

 Property and equipment consist of the following at:

	December 31,
	2004	2005
	(in thousands)
Furniture, leaseholds and equipment	$9,006	$9,830
Vehicles	1,429	1,836
Building and building improvements	619	529
Computer software	2,542	2,011
Land	124	124
	13,720	14,330
Less accumulated depreciation and amortization	(5,793)	(6,487)
	$7,927	$7,843

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.  Property and Equipment (cont.)
Depreciation expense was approximately $951,000, $2,768,000, and $2,634,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Unamortized computer software costs totaled approximately $1,110,000 and $1,344,000 respectively, at December 31, 2004 and 2005. Amortization expense related to computer software was approximately $240,000, $348,000, and $539,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The cost basis of equipment under capital leases approximated $2,108,000 and $2,257,000 at December 31, 2004 and 2005, respectively. Accumulated amortization for equipment under capital lease approximated $1,039,000 and $1,400,000 at December 31, 2004 and 2005, respectively.

4.  Debt Issuance Costs
Debt issuance costs consist of the following at:

	December 31,
	2004	2005
	(in thousands)
Debt issuance costs	$5,807	$6,161
Accumulated amortization	(485)	(1,565)
	$5,322	$4,596

Amortization expense of debt issuance costs for the years ended December 31, 2003, 2004 and 2005 was approximately $3,169,000, $1,750,000, and $1,080,000 respectively. Included in amortization expense for the year ended December 31, 2003 is approximately $1,437,000 of debt issuance costs charged to earnings due to the prepayment of certain debt from IPO proceeds. Included in amortization expense for the year ended December 31, 2004 is approximately $674,000 of debt issuance costs charged to earnings due to the prepayment of certain debt from the proceeds of the issuance of $125,000,000 million of senior secured notes in November 2004.

5.  Goodwill and Intangibles
During the years ended December 31, 2004 and 2005, goodwill increased by approximately $5,919,000 and $3,484,000 respectively (see Note 11) as a result of the following:

(in thousands)
Balance at January 1, 2004	$85,516
Acquisition of Alliant	5,793
Acquisition of NACC	2,329
Lane purchase accounting adjustments	(3,104)
Other acquisition adjustments and costs	901
Balance at December 31, 2004	91,435
Acquisition of FSS	4,015
Unamortized discount recapture on early repayment of notes receivable	(1,541)
AHS contingent consideration	482
Lane purchase accounting adjustments	(115)
Other acquisitions adjustments and costs	643
Balance at December 31, 2005	$94,919

The amount of goodwill that is expected to be deductible for income tax purposes is approximately $21,643,000.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Goodwill and Intangibles (cont.)
Customer contracts consists of the following:

	Existing Portfolio	Dealer Acquired	Contracts assumed from dealers	Total
	(in thousands)

Customer contracts January 1, 2004	$49,342	$23,063	$8,059	$80,464
Purchases 2004	28,632	3,490	-	32,122
Sales and reclassifications 2004	(2,589)	(152)	-	(2,741)
Customer contracts December 31, 2004	75,385	26,401	8,059	109,845
Purchases 2005	14,706	3,636	-	18,342
Sales and reclassifications 2005	(1,307)	-	-	(1,307)
Customer contracts December 31, 2005	88,784	30,037	8,059	126,880

Accumulated amortization January 1, 2004	1,525	3,517	1,850	6,892
Amortization 2004	11,457	4,103	2,224	17,784
Accumulated amortization December 31, 2004	12,982	7,620	4,074	24,676
Amortization 2005	15,785	4,261	1,736	21,782
Sales and reclassifications 2005	(110)	-	-	(110)
Accumulated amortization December 31, 2005	28,657	11,881	5,810	46,348

Customer contracts, net December 31, 2004	$62,403	$18,781	$3,985	$85,169

Customer contracts, net December 31, 2005	$60,127	$18,156	$2,249	$80,532

Included in the 2005 purchases of existing portfolios are approximately $327,000 of contracts from the FSS acquisition that are being held for sale. FSS purchased these contracts from one of its dealers and agreed to sell the contracts back to the dealer at a specified price and time ending in September 2006.

Customer contract amortization expenses (including attrition and net of use of dealer holdbacks) for the years ended December 31, 2003, 2004 and 2005 were approximately $6,892,000, $15,805,000, and $20,675,000 respectively. Customer contracts with a cost of approximately $2,741,000 and accumulated amortization of $147,000 were sold during 2004 primarily as a result of negotiated terms of the Lane acquisition.

Dealer relationships consist of the following:

(in thousands)
January 1, 2004	$39,958
2004 Additions	15,432
December 31, 2004	55,390
2005 Additions	3,139
December 31, 2005	58,529

Accumulated amortization January 1, 2004	16,844
2004 Amortization	4,016
Accumulated amortization December 31, 2004	20,860
2005 Amortization	4,669
Accumulated amortization December 31, 2005	25,529

Dealer relationships, net December 31, 2004	$34,530

Dealer relationships, net December 31, 2005	$33,000

The 2004 dealer relationship addition is primarily the result of the NACC acquisition, while the 2005 dealer relationship addition is primarily due to the FSS acquisition (Note 11).

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Goodwill and Intangibles (cont.)
Dealer relationship amortization expense was approximately $4,447,000, $4,016,000, and $4,669,000 for 2003, 2004 and 2005, respectively.

Other identifiable intangibles consist of the following:

	December 31,
	2004	2005
	(in thousands)
Trade name	$1,627	$1,757
Partnering relationships	874	874
Non-compete agreements	1,009	1,209
Accumulated amortization	(456)	(1,050)
	$3,054	$2,790

Other identifiable intangible asset amortization expense was approximately $33,000, $423,000 and $594,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Estimated amortization expense of customer contracts, dealer relationships, other identifiable intangible assets and deferred customer acquisition costs for the years ending December 31, 2006 through 2010 is as follows:

Year	Customer Contracts	Dealer Relationships	Other Identifiable Intangible Assets	Deferred Customer Acquisition Costs	Total
	(in thousands)
2006	$9,638	$4,471	$636	$1,709	$16,454
2007	8,388	4,060	615	1,538	14,601
2008	7,666	3,802	599	1,262	13,329
2009	6,887	3,542	554	1,008	11,991
2010	5,961	3,277	119	683	10,040

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. Amortization expense related to attrition in 2004 and 2005 approximated $7,527,000 and $10,615,000, respectively. The net unamortized cost of portfolios subject to variable amortization based upon attrition was approximately $55,919,000 as of December 31, 2005.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6.  Long-Term Debt
Long-term debt consists of the following at:

	December 31,
	2004	2005
	(in thousands)

$125,000,000 senior secured notes ("the Notes") payable to investors maturing on November 15, 2011. Interest payments are made on May 15 and November 15 of each year, beginning on May 15, 2005. Fixed interest rate of 12%. The Notes and related guarantees are collateralized by a second priority lien on substantially all of our tangible and intangible property. The interest rate on the Notes increased by .25% per year for every 90 day period up to a maximum of 1.00% as a result of the Notes not being registered with the SEC. As of November 15, 2005, the Notes were not registered and the current interest rate is 13%. When the Notes are registered with the SEC, the interest rate will revert back to the original rate of 12%. If reported retail attrition exceeds 18% for three succeeding quarters, the Note covenants require the Company to offer to purchase 10% of the Notes at par value.
	$125,000	$125,000
$5,500,000 convertible (common stock) promissory notes payable to investors matured September 1, 2005. Quarterly installments of interest of approximately $114,075. Fixed interest rate of 9.0%; collateralized by financed accounts receivable.	5,225	-
	130,225	125,000
Less: current portion of long-term debt	5,225	-
	$125,000	$125,000

In September 2002, one of the Company’s subsidiaries borrowed $5,500,000 from investors in a private offering. The promissory notes were convertible into IASG's common stock at seventy-five percent of the initial public offering price. During 2004, $275,000 of principal was converted into 39,640 shares of common stock. There were no conversions into shares of common stock during 2005. As a result of the initial public offering, the benefit of the conversion to the note holders was approximately $1,833,000, which was charged to earnings as interest expense, over the remaining life of the debt (twenty-six months at time of IPO). The expense (including changes for conversions) for the years ended December 31, 2003, 2004 and 2005 were approximately $388,000, $876,000 and $569,000, respectively. Upon conversion, any remaining unamortized benefit was charged to earnings. The notes matured during 2005.

On November 16, 2004, the Company entered into a $30.0 million senior secured credit facility with LaSalle Bank N.A. The facility will bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.5%. The facility is collateralized by a first priority perfected security interest in substantially all of our tangible and intangible property. Covenants include a minimum fixed charge coverage ratio of 2.0 times and a maximum senior secured debt to eligible recurring monthly revenue of 10.0 times. The Company did not have any outstanding balances owed under this facility as of December 31, 2005. At December 31, 2005, the Company was not in compliance with certain administrative covenants of the LaSalle Credit Facility. On March 14, 2006, LaSalle permanently waived the administrative covenants which the Company was not in compliance with through March 13, 2006, at which time the $30 million became available to the Company.  The Company believes it has the procedures in place to comply with all covenants in the future.

Exclusive of capital leases, the $125,000,000 of long-term debt matures in 2011.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stockholders’ Equity

On July 29, 2003, the Company successfully completed its initial public offering. A total of 22,000,000 shares of common stock were issued at a per share price of $9.25. The net proceeds to the Company after underwriting commissions (7%) and other direct initial offering costs were approximately $187,403,000.

Concurrent with the offering, Messrs. McGinn, Few, Sr., Smith and the former shareholders of Criticom, were issued, in the aggregate, non-compensatory options to purchase 1,900,000 shares of the Company’s common stock (the “Shareholder Options”). The options are non-forfeitable and are exercisable as follows: (i) 30% were immediately exercisable on the first anniversary of the offering; (ii) 30% became immediately exercisable on the second anniversary of the offering; (iii) 40% will become immediately exercisable on the third anniversary of the offering. The exercise price of the options are equal to the per share offering price ($9.25). The shareholder options arrangement which contains a cashless exercise provision also permits the Company, at its discretion, to net-share settle the arrangement by the delivery of unregistered shares. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these shareholder options have been classified as a permanent equity instrument. Accordingly, the fair value ($8,550,000) of these shareholder options, as determined under the Black-Scholes option valuation model, has been charged to accumulated deficit with a corresponding credit to paid-in capital.

On August 27, 2003, the underwriters of the Company’s initial public offering exercised their over allotment option and an additional 982,729 common shares were issued at a per share price of $9.25. The proceeds to the Company after underwriting commissions (7%) were approximately $8,454,000.

On August 16, 2005, an additional 140,000 shares of Shareholder Options were issued at $9.25. The options are non-forfeitable and are exercisable as follows: (i) 30% will be immediately exercisable on the first anniversary of the issuance; (ii) 30% will be immediately exercisable on the second anniversary of the issuance; (iii) 40% will become immediately exercisable on the third anniversary of the issuance. These additional options were issued in connection with the terms of the American Home Securities, Inc (“AHS”) purchase agreement. The fair value of these shareholder options was approximately $27,000, as determined under the Black-Scholes option valuation model, has been charged to goodwill with a corresponding credit to paid-in capital.

During 2005, the Company’s Board of Directors approved an initial plan to repurchase up to $2.5 million of the Company’s common stock, the maximum permitted under the Senior Secured Note covenants. As of December 31, 2005, the Company has purchased 312,626 shares of treasury stock at an aggregate cost of approximately $1.0 million.

As of December 31, 2005 there were 24,681,462 common shares issued and 24,368,836 outstanding held by 12 shareholders of record, not including persons or entities where stock is held in nominee or “street” name through various brokerage firms or banks.

Stock-Based Compensation
The Company’s 2003 Stock Option Plan and 2004 Stock Option Plan, collectively (“SOP”) permit the grant of options which may either be “incentive stock options” (“ISOs”) or “non-qualified stock options: (“NSOs”). The total number of shares of our common stock that may be issued under the SOP may not exceed 1,350,000, subject to possible adjustment in the future as described below. All employees, officers, directors, consultants and independent contractors of the Company, or of any parent, subsidiary or affiliate are eligible to be granted options.

The exercise price of an option granted under the SOP may not be less than 100% of the fair market value of the Company’s common stock on the date of grant (110% of such fair market value in the case of an ISO granted to an optionee who owns or is deemed to own stock possessing more than 10% of the combined voting power of all classes of our stock).

The number of shares of common stock authorized for issuance under the SOP may be adjusted in the event our shares of common stock are changed into, or exchanged for cash, or securities of another entity through a reorganization, merger, recapitalization, reclassification, stock split, stock dividend, stock consolidation or combination or other similar transaction. In the event of the occurrence of any of the foregoing, the compensation committee may adjust the number of authorized shares under the SOP, and the options issued under the SOP, as appropriate under the circumstances.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stockholders’ Equity (cont.)

Company stock options outstanding become exercisable as follows:

Period Ending	Option Plan Option Shares	Weighted Average Exercise Price	Shareholder Option Shares	Weighted Average Exercise Price

Currently exercisable	135,500	$6.89	1,140,000	$9.25
December 31, 2006	41,084	$5.52	802,000	$9.25
December 31, 2007	41,832	$5.52	42,000	$9.25
December 31, 2008	-	-	56,000	$9.25
	218,416	$6.37	2,040,000	$9.25

Options exercisable at December 31, 2003 and 2004 were 0 and 662,166, respectively.

Changes in options outstanding are as follows:

	Options	Weighted Average Exercise Price
Options outstanding January 1, 2003	-	-
Options issued during 2003	1,948,000	$9.25

Options outstanding January 1, 2004	1,948,000	$9.25
Options issued during 2004	150,000	$5.75
Options forfeited during 2004	(11,834)	$5.75

Options outstanding December 31, 2004	2,086,166	$9.01
Options issued during 2005	182,500	$8.27
Options forfeited during 2005	(10,250)	$5.67

Options outstanding December 31, 2005	2,258,416	$8.97

SFAS No. 123 Assumptions and Fair Value
The fair value of each option plan option grant was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2003	2004	2005
Risk-free interest rate	4.02%	4.58%	4.07%
Volatility	29%	29%	63%
Expected Term (in years)	10	10	5
Dividend yield	0%	0%	0%

The weighted average estimated fair value of option plan option shares granted during the years ended December 31, 2003, 2004 and 2005 was $4.50, $2.89 and $2.32 per share, respectively.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes
The components of the provision (benefit) for income taxes are as follows:

	For the Years Ended December 31,
	2003	2004	2005
	(in thousands)
Current expense
Federal	$-	$-	$-
State	188	65	243
Total current expense	188	65	243
Deferred tax expense	3,339	353	320
Income tax expense	$3,527	$418	$563

The significant components of deferred income tax (benefit) expense are as follows:

	For the Years Ended December 31,
	2003	2004	2005
	(in thousands)
Deferred tax benefit recognized as a result of
change from "S" to "C" corporation status	$3,505	$-	$-
Deferred tax (benefit) expense	(1,040)	(4,299)	(5,127)
Net operating loss carryforward	(4,738)	56	(3,257)
Valuation allowance	5,612	4,596	8,704
Deferred income tax expense	$3,339	$353	$320

As part of the acquisition of FSS, a net deferred tax liability was recorded, all of which except the state portion of approximately $149,000 will be offset by existing deferred tax assets. The state deferred tax liability is related to states that tax in separate jurisdictions. The opening balance of approximately $149,000 was recorded to goodwill.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2005 are as follows:

	December 31,
	2004	2005
	(in thousands)
Current deferred tax assets (liabilities):
Allowance for bad debts	$679	$616
Accrued expenses and reserves	764	981
Current deferred tax assets	1,443	1,597
Valuation allowance	(1,443)	(1,597)
Net current deferred tax assets	-	-
Long term deferred tax assets (liabilities):
Charitable contributions carryforward	5	8
Customer contracts	29,862	32,676
Non-compete agreements	(242)	(52)
Dealer relationships	(4,586)	(4,726)
Depreciation	(151)	(229)
Net operating loss carryforward	6,855	10,302
Other intangibles- tax goodwill	(311)	(200)
Net long term deferred tax assets	31,432	37,779
Valuation allowance	(32,545)	(39,361)
Net deferred tax assets (liabilities)	$(1,113)	$(1,582)

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Income Taxes (cont.)
The deferred tax liability of approximately $1,113,000 and $1,582,000 as of December 31, 2004 and 2005, respectively, represents the state deferred tax liability of IASG which cannot be offset by the state deferred tax asset of its subsidiaries due to the companies being subject to state taxes in different state tax jurisdictions and deferred tax liabilities relating to tax goodwill basis differences associated with acquisitions.

The details of the deferred tax valuation allowance are as follows:

(in thousands)
Balance at January 1, 2003	$-
Valuation allowance established as a result of operations	5,612
Valuation allowance established as a result of acquisitions	31,303
Reduction to reflect allowance relating to Section 382	(7,523)
Balance at December 31, 2003	29,392
Valuation allowance established as a result of operations	4,596
Balance at December 31, 2004	33,988
Valuation allowance established as a result of operations	8,704
Reduction to allowance relating to acquisition deferred tax liabilities	(1,734)
Balance at December 31, 2005	$40,958

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 34% as follows:

	December 31,
	2003	2004	2005

Pretax (loss) at statutory tax rate	(34.00)%	(34.00)%	(34.00)%
Effect of state taxes, net of federal benefit	1.01%	0.38%	0.74%
Effect of net deferred state taxes, net of federal benefit	(0.90)%	(0.34)%	(2.92)%
Tax expense due to conversion from "S" corporation to "C" corporation	18.97%	-	-
Valuation allowance	30.37%	40.67%	39.98%
Effect of changes in state tax rates and tax return true-up	-	(11.33)%	(2.98)%
Limitations on deferred tax assets due to section 382	1.95%	-	-
"S" corporation loss	0.95%	-	-
Effect of permanent differences	2.89%	8.26%	1.90%
Other, net	(2.15)%	0.06%	(0.13)%
Provision for income tax	19.09%	3.70%	2.59%

C corporation loss before provision for income taxes was approximately $18,302,000 for the year ended December 31, 2003.

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

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Income Taxes (cont.)
At December 31, 2005, the Company has approximately $36,961,000 of net operating loss carryforwards, which begin to expire in 2020. As the result of ownership changes caused by the IPO and related to the acquisition of Lane, approximately $23,565,000 of these net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which significantly limits the Company’s ability to utilize these net operating losses on an annual basis. As a result of IRC Section 382 limitations approximately $9,268,000 of the net operating loss can not be utilized.   Approximately $14,668,000 of these net operating losses are currently available and approximately $13,025,000 of the carryforwards, subject to certain limitations, will become available in future years.  Additionally, as a result of the acquisition of Lane, the Company acquired customer contracts that have a tax basis that is approximately $28,539,000 in excess of book basis. A portion of this excess tax basis is considered to be a built-in loss pursuant to IRC Section 382 and is also subject to an IRC Section 382 limitation, which significantly limits the Company’s ability to utilize the tax amortization deduction from these contracts on an annual basis. The Company reduced the gross carrying value of its deferred tax assets to reflect the amount that will not be utilized due to section 382 in the amount of approximately $4,963,000 and $4,009,000 in 2004 and 2005, respectively.

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

9.  Loss Per Common Share

Loss per common share is as follows:

	December 31,
	2003	2004	2005
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(22,005)	$(11,717)	$(22,332)
Denominator:
Weighted average shares outstanding	11,263,455	24,667,960	24,662,198
Basic and diluted income (loss) per share	$(1.95)	$(0.47)	$(0.91)

The shares represented by options and convertible promissory notes below have not been included as common stock equivalents, as they would be anti-dilutive.

	As of December 31,
	2003	Weighted Average Option Price	2004	Weighted Average Option Price	2005	Weighted Average Option Price
Stock options and convertible promissory notes outstanding are as follows:

Convertible promissory notes	792,793	$6.94	753,153	$6.94	-	$-
Stock option plans	48,000	9.25	186,166	6.65	218,416	6.37
Shareholder options	1,900,000	9.25	1,900,000	9.25	2,040,000	9.25
Total	2,740,793		2,839,319		2,258,416

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Commitments and Contingencies

Leases
The Company is obligated under operating leases for facility, property and equipment expiring at various dates through 2010. Rent expense amounted to approximately $465,000, $1,601,000, and $2,043,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

In addition, the Company leases vehicles, telephone systems and computer equipment under capital leases.

Minimum future annual rental commitments under non-cancelable capital and operating leases at December 31, 2005 are as follows:

Year	Capital	Operating
	(in thousands)

2006	$402	$1,946
2007	268	1,260
2008	198	654
2009	77	370
2010 and thereafter	-	61
		$4,291
Total minimum lease payments	945
Amounts representing interest	(134)
Present value of minimum lease payments	811
Current portion	(350)
Long-term portion	$461

In April 2003, the Company entered into a three-year contract with a committed two-year term with AT&T, Inc. for communications services. The minimum annual commitments and billing rates were renegotiated effective November 11, 2004. The terms of the agreement require the Company to use $1,360,000 in services in the first year and $1,250,000 per year in years two through four. Expense incurred under agreements with AT&T in 2003, 2004, and 2005 was approximately $1,541,000, $1,684,000, and $1,614,000 respectively.

Letters of Credit
The Company has outstanding commercial letters of credit totaling approximately $633,000. These letters of credit are collateralized with cash deposits which are included in restricted cash on our consolidated balance sheet.

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

In May 2003, a former employee of McGinn, Smith & Co., Inc. brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. The Court’s decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee and the Company plans to vigorously defend this claim. The Company moved to dismiss the plaintiff’s complaint against the Company and that motion was granted in its entirety, dismissing the Company from the lawsuit. Plaintiff has filed a notice of appeal. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Commitments and Contingencies (cont.)

In December of 2005, Ira R. Beer, former president of the Company’s American Home Security, Inc (“AHS”) subsidiary in Las Vegas, brought an action against AHS and the Company in District Court for Clark County, Nevada. Mr. Beer seeks monies allegedly due under a certain Employment Agreement dated November 21, 2003. Mr. Beer’s employment was terminated, for cause, on December 8, 2005. Mr. Beer’s lawsuit alleges that his termination was not for cause and that he is owed unpaid salary through the end of 2006 of some $440,000 and a certain “bonus buy-out” which he asserts to be approximately $2,192,000. He also seeks unspecified punitive damages. The Company has filed a counterclaim against Mr. Beer for derogation of his management duties. While the Company recognizes that there may be some liability to Mr. Beer as a result of his termination, it is the Company’s position that such liability, if any, is significantly less than what Mr. Beer is seeking, and the Company’s position will be vigorously defended. Based on the terms of the employment agreement, the Company has recorded a liability for the “bonus buy-out” during 2005.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Executive compensation
In connection with the acquisition of AHS, the Company entered into a three year employment agreement with the former owner of AHS. The agreement provides for annual compensation of $420,000 and an annual bonus commencing in 2004 equal to 19% of the amount by which AHS’s pre-tax income (as defined in the agreement) for such year exceeds $1,250,000. The Company has the option to make a one-time payment up to 125% of AHS’ pre-tax income to the employee under a bonus buy-out provision as defined in the agreement, at which time the Company would have no further annual bonus obligation to the employee. The employee for calendar years 2006-2009 has the right to elect a bonus buy-out. Furthermore, the bonus buy-out shall automatically trigger upon the expiration of the employment term, and under other circumstances as defined in the agreement. The agreement also provides that during the employment term, the employee on an annual basis will be granted options to acquire Company common stock if AHS achieves certain earnings levels. Such option grants may result in future charges to earnings. Based on the 2004 results, a bonus of approximately $145,000 was paid and 15,000 options were required to be granted, of which 7,500 options went to Mr. Beer and the remaining 7,500 were granted to other various AHS employees. On December 8, 2005 the former owner of AHS was terminated for cause. The former employee has brought an action against us (Note 10) and a bonus buy-out has been recorded.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Acquisitions
All goodwill on acquisitions completed in 2004 and 2005 was recorded in the alarm monitoring retail services segment.

On October 1, 2005, the Company purchased substantially all of the assets and assumed certain liabilities of Financial Security Services, Inc. for an adjusted purchase price of approximately $23,062,000. The purchase price allocation was based on an independent valuation obtained by the Company.

The purchase price has been allocated to the fair value of assets acquired and liabilities assumed on the date of acquisition as follows:

October 1, 2005
(in thousands)
Assets:
Accounts receivable	$373
Property and equipment	370
Notes receivable	14,411
Dealer relationships	3,100
Customer contracts	563
Other identifiable intangibles	330
Goodwill	4,015
Total assets	23,162

Liabilities:
Accrued expenses	92
Deferred revenue	8
Total liabilities	100
Net purchase price	$23,062

The major intangible asset classes acquired were Dealer relationships and customer contracts which have a weighted average amortization period of 15.0 years and 3.9 years, respectively. The remaining intangible assets have a weighted average amortization period of 6.3 years. The weighted average life of the total intangible assets acquired is 12.7 years.

Tax deductible goodwill associated with this acquisition is approximately $4,064,000 at December 31, 2005.

The following unaudited pro forma combined results of operations have been prepared as if the FSS acquisition had occurred as of the beginning of the earliest period presented:

	Year Ended December 31,
	2004	2005
	(in thousands, except per share data)
Revenue:
Monitoring fees	$28,501	$34,160
Customer accounts	51,440	58,752
Related party monitoring fees	171	122
Service and installation	5,336	8,303
Total Revenue	85,448	101,337

Income (loss) from operations	(3,364)	(9,733)
Income (loss) before income taxes	(10,692)	(22,267)
Net income (loss)	$(11,261)	$(22,916)
Net income (loss) per share	$(0.46)	$(0.93)

The proforma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisitions been affected for the periods presented, or to predict the Company’s results of operations for any future periods.

The Company purchased substantially all of the assets and assumed certain liabilities of National Alarm Computer Center, Inc. a unit of Tyco International Ltd.’s Fire and Security Segment (NYSE: TYC) and certain assets from Tyco (collectively “NACC”) on November 19, 2004 for a total purchase price of $50.6 million. The amount paid due to NACC for the purchase of the business was approximately $50,880,000. This represents the contractual purchase price of approximately $49,190,000 and a working capital adjustment (net of cash) of approximately $1,690,000. The purchase price allocation which was based upon management’s best estimates of fair value was subject to an independent valuation.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Acquisitions (cont.)

The purchase price allocation (net of cash) is as follows:

November 19, 2004
(in thousands)

Accounts receivable	$1,541
Inventories	60
Prepaid expenses	272
Property and equipment	1,100
Notes receivable	25,382
Dealer relationships	15,010
Customer contracts	6,660
Other identifiable intangibles	1,020
Goodwill	2,329
Total assets	53,374

Liabilities:
Accounts payable	946
Accrued expenses	253
Deferred revenue	1,295
Total liabilities	2,494
Net purchase price	$50,880

Tax deductible goodwill associated with this acquisition is approximately $2,891,000 at December 31, 2005.

The following unaudited pro forma combined results of operations have been prepared as if the NACC acquisition had occurred as of the beginning of the earliest period presented:

	Year Ended December 31,
	2003	2004
	(in thousands, except per share data)
Revenue:
Monitoring fees	$34,253	$33,565
Customer accounts	21,135	55,126
Billing fees	112	-
Related party monitoring fees	293	171
Related party placement fees	90	-
Service and installation	2,326	5,591
Total Revenue	58,209	94,453

Income (loss) from operations	(2,572)	(2,871)
Income (loss) before income taxes	(23,978)	(15,461)
Net income (loss)	$(27,741)	$(15,919)
Net income (loss) per share	$(2.46)	$(0.65)

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Acquisitions (cont.)
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

During May 2004, the Company acquired the alarm portfolio and certain other assets of Alliant Protection Services, Inc. for a total purchase price of $14.5 million. The purchase price allocation, which is final, was subject to an independent valuation. The purchase price has been allocated to:

May 21, 2004
(in thousands)
Assets:
Accounts receivable	$780
Customer contracts	8,730
Non-compete agreement	270
Goodwill	5,793
Total assets	15,573

Liabilities:
Current liabilities	1,073
Net purchase price	$14,500

Tax deductible goodwill associated with this acquisition is approximately $5,919,000 at December 31, 2005.

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

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Acquisitions (cont.)
The allocation of the purchase price of approximately $41,877,000 is as follows:

December 15, 2003
(in thousands)
Assets:
Current assets (including cash of $315)	$3,752
Property and equipment	3,399
Intangibles, principally customer contracts	28,547
Goodwill	16,253
Total assets	51,951

Liabilities:
Current liabilities	9,827
Other	247
Total liabilities	10,074
Net purchase price	$41,877

Integrated Alarm Services, Inc. (IASI) which was acquired on January 31, 2003 provides financing and capital to independent security alarm dealers throughout the United States. IASI provides working capital to the independent dealers necessary for the growth of the dealers’ business and financing for acquisitions. IASI has built a vertically integrated infrastructure, capable of handling all aspects of financing for independent alarm dealers including due diligence, billing and collections and the securitizing of alarm contracts. IASI owns a significant portfolio of residential and commercial alarm contracts and contracts assumed upon the foreclosure of loans to dealers for which it provides monitoring services (through IASG and other non-affiliated entities) to its customers. The acquisition of IASI was strategically important to the Company due to the complimentary services it provided to dealers and the ability to expand into an additional market segment. There was no tax deductible goodwill associated with the acquisition.

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

The allocation of the purchase price of approximately $11,560,000 is as follows:

January 31, 2003
(in thousands)
Assets:
Current Assets (including cash of $8,082)	$10,735
Customer contracts	33,105
Goodwill	51,892
Other	21,396
Total assets	117,128

Liabilities:
Current liabilities	16,415
Long-term debt, net of current portion	109,705
Other	913
Total liabilities	127,033

Net purchase price [purchase price of $11,560, net of predecessor cost basis of $(21,465)]	$(9,905)

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following unaudited proforma combined results of operations have been prepared as if the IASI and Lane acquisitions had occurred as of the beginning of the earliest period presented.

	Year Ended December 31,
	2002	2003
	(in thousands)
Revenue:
Monitoring fees	$25,329	$24,100
Customer accounts	42,269	39,577
Installation	5,559	4,726
Billing fees	558	112
Related party monitoring fees	207	152
Service and subcontractor fees	303	682
Total revenue	74,225	69,349

Income (loss) from operations	(4,060)	(22,976)
Loss before income taxes	(13,071)	(36,666)
Net loss	$(12,691)	$(40,192)
Net loss per share	$(21.41)	$(3.57)

The proforma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisitions been affected for the periods presented, or to predict the Company’s results of operations for any future periods.

The 2003 results included an impairment charge for Lane of approximately $15,165,000 which was recorded by Lane prior to the acquisition date.

On November 21, 2003, the Company acquired all of the outstanding stock of American Home Security, Inc. (AHS) and certain assets of Emergency Response Network, Inc. (ERN), (collectively referred to as the acquirees) for approximately $15.0 million inclusive of direct acquisition costs. The acquirees install and service residential alarm monitoring systems in the Nevada area. The acquisition has been accounted for as a purchase and the results of the acquirees are included in the Company’s results of operations from the date of acquisition (November 21, 2003). In addition, the former owner of AHS received during 2005 additional consideration of approximately $455,000 and 140,000 Company stock options. Furthermore, the Company entered into a three year employment agreement with the former owner of AHS. The agreement provides for annual compensation of $420,000 and an annual bonus commencing in 2004 equal to 19% of the amount by which AHS’s pre-tax income (as defined in the agreement) for such year exceeds $1,250,000. The Company has the option to make a one-time payment up to 125% of AHS’ pre-tax income to the employee under a bonus buy-out provision as defined in the agreement, at which time the Company would have no further annual bonus obligation to the employee. The employee for calendar years 2006-2009 has the right to elect a bonus buy-out. Furthermore, the bonus buy-out shall automatically trigger upon the expiration of the employment term, and under other circumstances as defined in the agreement. The agreement also provides that during the employment term, the employee on an annual basis, will be granted options to acquire Company common stock if AHS achieves certain earnings levels. The contingent consideration which includes Company common stock and stock options issuable upon the achievement of certain earnings levels, may result in future charges to earnings. Based on the 2004 results, a bonus of approximately $145,000 was paid and 15,000 options were required to be granted, of which 7,500 options went to Mr. Beer and the remaining 7,500 were granted to other various AHS employees.. On December 2, 2005, the former owner of AHS was terminated for cause. The former employee has brought an action against the Company (Note 10) and a bonus buy-out has been recorded.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.  Acquisitions (cont.)
The purchase price has been allocated to the fair value of assets acquired and liabilities assumed on the date of acquisition, as follows:

November 21, 2003

(in thousands)

Current assets (includes cash of $33)	$411
Customer contracts	5,905
Other identifiable intangibles	1,086
Goodwill	8,144
Other assets	8
Total assets	15,554

Current liabilities	537
Net purchase price	$15,017

Tax deductible goodwill associated with this acquisition is approximately $8,770,000 at December 31, 2005.

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

IASG provides alarm monitoring services to related parties which are owned by stockholders of the Company. Revenue earned from these alarm monitoring services was approximately $293,000, $171,000, and $122,000 for the years ended December 31, 2003, 2004 and 2005, respectively, of which $140,985, $0, and $0 respectively, was from IASI.

Morlyn provides due diligence and other related services to IASI. Revenue earned from these services was approximately $90,000 for the year ended December 31, 2003.

The Company incurred approximately $914,000, in related party interest for the year ended December 31, 2003, of which approximately $167,000 was to IASI.

During November 2005, the Company borrowed approximately $2,500,000 from and entity controlled by stockholders of the Company for a seven day period at a 7.6%  interest rate. This was done as the bank credit line was temporarily unavailable during a bank due diligence review. The total interest expense was approximately $4,000. The transaction was approved by the independent directors of the Company.

Suzanne Sweeney, the daughter of Mr. Few, Sr. (Vice Chairman and President), is Director of Legal Affairs, and has received aggregate compensation of approximately $121,000, $130,000, and $136,000 for fiscal years 2003, 2004 and 2005, respectively.

Jeffrey Few, the son of Mr. Few, Sr. is Vice President of Sales and has received aggregate compensation of approximately $112,000, $135,000, and $133,000 for fiscal years 2003, 2004 and 2005, respectively.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  Related Party Transactions (cont.)

Thomas J. Few, Jr., the son of Mr. Few, Sr. is Vice President of Sales and Marketing, Monitoring and has received aggregate compensation of approximately $97,000, $127,000, and $154,000 for fiscal years 2003, 2004 and 2005, respectively.

Robert W. Few, the son of Mr. Few, Sr. is Vice President of Operations—Criticom International Corp. and has received aggregate compensation of approximately $80,000, $96,000, and $101,000 for fiscal years, 2003, 2004 and 2005, respectively.

Kathleen Few, the daughter of Mr. Few, Sr. is National Manager of Dealer Care Centers and has received aggregate compensation of approximately $43,000, $53,000 and $70,000 for fiscal years 2003, 2004 and 2005, respectively.

Mary Ann McGinn, the former wife of Mr. McGinn (Chairman of the Board and Chief Executive Officer), was Senior Vice President—Legal Affairs and remained a consultant to our Company through 2005. She has received aggregate compensation of approximately $95,000, $132,000 and $145,000 for fiscal years 2003, 2004 and 2005, respectively.

Amounts due from related parties at:

	December 31,
	2004	2005
	(in thousands)
Unreimbursed disbursements:
SPT Trusts	$27	$36
Capital Trust	38	26
Other Trusts	5	25
	$70	$87
Amounts due to related parties at:

	December 31,
	2004	2005
	(in thousands)
Undistributed collections:
Other Trusts	$4	$61
	$4	$61
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

The carrying values of the Company’s financial instruments (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenue) as of December 31, 2004 and 2005 are a reasonable estimate of their fair value due to the short-term nature of the instruments. The carrying value of the Company’s bank debt and notes receivable approximates fair value because substantially they are the result of recent transactions. The notes receivable acquired as a result of the acquisition of FSS were discounted to fair value as of the October 1, 2005 acquisition date. The $125,000,000 of senior secured notes payable were entered into on November 16, 2004 and are currently trading at approximately par value.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.  Fair Value of Financial Instruments (cont.)

Swap Arrangements
At December 31, 2003 the Company had an interest rate SWAP arrangement (maturing March 15, 2004) to fix the interest rate at 8.3% on approximately $983,000 of floating rate senior debt. The interest rate SWAP does not qualify as a hedge, accordingly changes in fair value are recorded as interest expense in the statement of operations. The fair value of the SWAP at December 31, 2003 was approximately $2,509. At December 31, 2004 and 2005, the Company had no interest rate SWAP arrangements outstanding.

14.  Benefit Plans

Effective September 1, 2004, the parent Company and its subsidiaries merged their three 401(k) plans into one plan which provides benefits to all Company employees meeting customary eligibility requirements. The Company matches 50% of employees’ contributions up to 6% of employee compensation. The Company matching contributions are discretionary and subject to management review and approval. The total expense for all 401(k) plans was approximately $10,000, $168,000 and $267,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

The Company maintained various plans that provided health, dental and life insurance benefits to all eligible employees. The total cost of health, dental and life insurance benefits was approximately $980,000, $1,291,000, and $3,460,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

15.  Segment and Related Information

IASG has two reportable operating segments: Alarm-Monitoring wholesale services and Alarm-Monitoring retail services. The reportable segments are considered by management to be strategic business units that offer different services and each of whose respective long-term financial performance is affected by similar economic conditions. The Company has determined its reportable segments based on its method of internal reporting which is used by management for making operational decisions and assessing performance.

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

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies, as outlined in Note 2. Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the years ended December 31, 2003, 2004 and 2005.

Financial Statement Index

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Segment and Related Information (cont.)
Summarized financial information for the years ended December 31, 2003, 2004 and 2005, concerning the Company's reportable segments is shown in the following tables:

For the Year Ended December 31, 2005:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$31,610	$67,624	$-	$99,234
Intersegment revenue	4,796	-	(4,796)	-
Interest income	-	4,353	485	4,838
Interest expense	20	54	16,935	17,009
Income (loss) before income taxes	1,432	5,075	(28,276)	(21,769)
Total assets	49,525	206,823	16,726	273,074
Goodwill	7,868	87,051	-	94,919
Purchase of contracts, dealer relationships and businesses	3,486	32,655	-	36,141
Depreciation and amortization	5,708	22,864	-	28,572
Amortization of deferred customer acquisition costs	-	1,703	-	1,703

For the Year Ended December 31, 2004:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$24,274	$56,095	$-	$80,369
Intersegment revenue	3,416	-	(3,416)	-
Interest income	-	1,362	91	1,453
Interest expense	34	6,484	2,368	8,886
Income (loss) before income taxes	2,359	(5,903)	(7,755)	(11,299)
Total assets	51,215	221,099	29,770	302,084
Goodwill	7,849	83,586	-	91,435
Purchase of contracts, dealer relationships and businesses	18,730	60,891	-	79,621
Depreciation and amortization	4,896	18,117	-	23,013
Amortization of deferred customer acquisition costs	-	629	-	629

For the Year Ended December 31, 2003:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$24,393	$16,475	$-	$40,868
Intersegment revenue	1,292	-	(1,292)	-
Interest income	-	918	696	1,614
Interest expense	2,787	10,292	491	13,570
Income (loss) before income taxes	(2,145)	(14,409)	(1,924)	(18,478)
Total assets	35,663	204,504	869	241,036
Goodwill	7,849	77,667	-	85,516
Purchase of contracts, dealer relationships and businesses	-	60,563	-	60,563
Depreciation and amortization	5,236	7,087	-	12,323
Amortization of deferred customer acquisition costs	-	-	-	-

Financial Statement Index

 INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.  Selected Quarterly Financial data (Unaudited)

	March 31	June 30	September 30	December 31

	(in thousands, except per share amounts)
2005
Total revenue	$24,458	$24,688	$24,501	$25,587
Gross profit	8,501	7,516	6,557	6,492

Net income (loss)	$(2,586)	$(6,339)	$(5,429)	$(7,978)
Basic and diluted income (loss) per share	$(0.10)	$(0.26)	$(0.22)	$(0.32)
Weighted average number of shares of
common stock outstanding	24,681	24,681	24,681	24,605

2004
Total revenue	$18,208	$19,519	$21,901	$20,741
Gross profit	6,534	7,469	7,733	4,659

Net income (loss)	$(1,071)	$(368)	$(2,147)	$(8,131)
Basic and diluted income (loss) per share	$(0.04)	$(0.01)	$(0.09)	$(0.33)
Weighted average number of shares of
common stock outstanding	24,640	24,669	24,681	24,681

Financial Statement Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          Integrated Alarm Services Group, Inc.

Dated: March 16, 2006	By: /s/ Timothy M. McGinn
Timothy M. McGinn
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Title	Signature

Dated: March 16, 2006	Chairman of the Board, Director,	By: /s/ Timothy M. McGinn
	Chief Executive Officer and	Timothy M. McGinn
Principal Executive Officer

Dated: March 16, 2006	Vice Chairman, Director and President	By: /s/ Thomas J. Few
Thomas J. Few

Dated: March 16, 2006	Chief Financial Officer and	By: /s/ Michael T. Moscinski
	Principal Accounting Officer	Michael T. Moscinski

Dated: March 16, 2006	Director	By: /s/ Raymond Kubacki
Raymond C. Kubacki

Dated: March 16, 2006	Director	By: /s/ John W. Mabry
John W. Mabry

Dated: March 16, 2006	Director	By: /s/ Ralph S. Michael
Ralph S. Michael

Dated: March 16, 2006	Director	By: /s/ David L. Smith
David L. Smith

Dated: March 16, 2006	Director	By: /s/ Timothy J. Tully
Timothy J. Tully

Dated: March 16, 2006	Director	By: /s/ Arlene M. Yocum
Arlene M. Yocum

Financial Statement Index
S-1