Form 10-K/A
period 2005-12-31
INTEGRATED ALARM SERVICES GROUP INC
filed 2006-05-01
CIK 1200022

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE
None

Integrated Alarm Services Group, Inc.

FORM 10-K /A

For The Fiscal Year Ended December 31, 2005

INDEX

		Page
Part I		3
Part II
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Part III
Item 10	Directors and Executive Officers of the Registrant	21
Item 11	Executive Compensation	24
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13	Certain Relationships and Related Transactions	30
Item 14	Principal Accountant Fees and Services	31

Part IV
Item 15	Exhibits and Financial Statement Schedules	32

	Signatures	S-1

PART I

This Annual Report on Form 10-K/A contains forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	general economic and business conditions;
•	our business strategy for expanding our presence in our industry, including acquisitions;
•	anticipated trends in our financial condition and results of operations;
•	the impact of competition and technological change;
•	existing and future regulations affecting our business; and
•	other risk factors set forth under Item 9A - Risk Factors below.

You can identify forward-looking statements generally by the use of forward-looking terminology such as  "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  This Form 10-K/A is filed with the Securities and Exchange Commission (the “Commission”) solely for the purpose of amending Item 7 and Items 10-14 of the filing. Item 7 was revised to conform the format of the presentation of results of operations for 2004 to the format used for the 2005 discussion. Items 10-14 were revised to include information that had been incorporated by reference to the Registrant’s definitive proxy statement to be delivered to the shareholders in connection with the Registrant’s 2006 Annual Meeting of Shareholders. This amendment was necessary since the definitive proxy statement will not be filed with the Commission within the prescribed 120 day period from the Registrant’s fiscal year-end.

Unaffected items have not been repeated in this Form 10-K/A.

PART II

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

Litigation
See Part I, Item 3 Legal Proceedings.

The following table sets forth, for the periods indicated, selected statements of operations data for IASG:

	Years Ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Total revenue	$40,868	$80,369	$99,234
Expenses:
Cost of revenue (excluding depreciation and amortization)	16,393	32,748	43,381
Selling and marketing	1,109	4,357	4,977
Depreciation and amortization	12,323	23,013	28,572
Loss (gain) on disposal of equipment	-	(184)	1,032
General and administrative	14,692	22,562	29,790
Total expenses	44,517	82,496	107,752
Income (loss) from operations	(3,649)	(2,127)	(8,518)
Other income (expense):
Other income, net	296	11	-
Amortization of debt issuance costs	(3,169)	(1,750)	(1,080)
Interest expense	(13,570)	(8,886)	(17,009)
Interest income	1,614	1,453	4,838
Income (loss) before income taxes	(18,478)	(11,299)	(21,769)
Income tax expense (benefit)	3,527	418	563
Net income (loss)	$(22,005)	$(11,717)	$(22,332)
Basic and diluted income (loss) per share	$(1.95)	$(0.47)	$(0.91)

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

	Years Ended December 31,
	2003	2004	2005
Total revenue	100.0%	100.0%	100.0%

Expenses:
Cost of revenue (excluding depreciation and amortization)	40.1%	40.7%	43.7%
Selling and marketing	2.6%	5.4%	5.0%
Depreciation and amortization	30.2%	28.6%	28.8%
Loss (gain) on disposal of equipment	-	(0.2)%	1.0%
General and administrative	36.0%	28.1%	30.0%
Total expenses	108.9%	102.6%	108.6%
Income (loss) from operations	(8.9)%	(2.6)%	(8.6)%
Other Income (expense):
Other income, net	0.8%	0.0%	-
Amortization of debt issuance costs	7.8%	(2.2)%	(1.1)%
Interest expense	33.2%	(11.1)%	(17.1)%
Interest income	3.9%	1.8%	4.9%
Income (loss) before benefit from income taxes	(45.2)%	(14.1)%	(21.9)%
Income tax expense (benefit)	8.6%	0.5%	0.6%
Net income (loss)	(53.8)%	(14.6)%	(22.5)%

2005 COMPARED TO 2004

Consolidated. Year ended December 31, 2005

The following chart and discussion reflects the impact of the elimination of intersegment revenue and cost of revenue:

	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)
Total revenue	$80,369	$99,234	$18,865	23.5%
Expenses:

Cost of revenue (excluding depreciation and amortization)	32,748	43,381	10,633	32.5%
Selling and marketing	4,357	4,977	620	14.2%
Depreciation and amortization	23,013	28,572	5,559	24.2%
Loss (gain) loss on sale or disposal of assets	(184)	1,032	1,216	(660.9)%
General and administrative	22,562	29,790	7,228	32.0%
Total expenses	82,496	107,752	25,256	30.6%

Income (loss) from operations	(2,127)	(8,518)	(6,391)	300.5%
Other income (expense):
Other income, net	11	-	(11)	(100.0)%
Amortization of debt issuance costs	(1,750)	(1,080)	670	(38.3)%
Interest expense	(8,886)	(17,009)	(8,123)	91.4%
Interest income	1,453	4,838	3,385	233.05
Income (loss) before income taxes	$(11,299)	$(21,769)	$(10,470)	(92.7)%

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

The decrease in the income before income taxes was primarily due to the decrease in the income from operations discussed above.

Alarm Monitoring, Retail Segment. Year ended December 31, 2005

	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)
Total revenue	$56,095	$67,624	$11,529	20.6%
Expenses:
Cost of revenue (excluding depreciation and amortization)	18,535	23,257	4,722	25.5%
Selling and marketing	3,559	3,403	(156)	(4.4)%
Depreciation and amortization	18,117	22,864	4,747	26.2%
Loss (gain) on sale or disposal of assets	(184)	350	534	(290.2)%
General and administrative	15,376	16,974	1,598	10.4%
Total expenses	55,403	66,848	11,445	20.7%

Income from operations	692	776	84	12.1%
Other income (expense):
Other income, net	(1)	-	1	(100.0)%
Amortization of debt issuance costs	(1,471)	-	1,471	(100.0)%
Interest expense	(6,484)	(54)	6,430	(99.2)%
Interest income	1,362	4,353	2,991	219.6%
Income (loss) before income taxes	$(5,902)	$5,075	$10,977	186.0%

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

Corporate. Year ended December 31, 2005

	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)
Expenses:
General and administrative	$5,200	$10,746	$5,546	106.7%
Total expenses	5,200	10,746	5,546	106.7%

Income (loss) from operations	(5,200)	(10,746)	(5,546)	106.7%
Other income (expense):
Amortization of debt issuance costs	(279)	(1,080)	(801)	287.1%
Interest expense	(2,368)	(16,935)	(14,567)	615.2%
Interest income	91	485	394	433.0%
Income (loss) before income taxes	$(7,756)	$(28,276)	$(20,520)	(264.6)%

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

2004 COMPARED TO 2003

The following chart and discussion reflects the impact of the elimination of intersegment revenue and cost of revenue:

	For the Year Ended December 31,		Dollar	Percent
	2003	2004	Variance	Variance
	(in thousands)
Total revenue	$40,868	$80,369	$39,501	96.7%
Expenses:

Cost of revenue (excluding depreciation and amortization)	16,393	32,748	16,355	99.8%
Selling and marketing	1,109	4,357	3,248	292.9%
Depreciation and amortization	12,323	23,013	10,690	86.7%
Loss (gain) on sale or disposal of assets	-	(184)	(184)	N/A
General and administrative	14,692	22,562	7,870	53.6%
Total expenses	44,517	82,496	37,979	85.3%

Income (loss) from operations	(3,649)	(2,127)	1,522	(41.7)%
Other income (expense):
Other income, net	296	11	(285)	(96.3)%
Amortization of debt issuance costs	(3,169)	(1,750)	1,419	(44.8)%
Interest expense	(13,570)	(8,886)	4,684	(34.5)%
Interest income	1,614	1,453	(161)	(10.0)%
Income (loss) before income taxes	$(18,478)	$(11,299)	$7,179	38.9%

Revenue

The increase in total revenue was primarily due to the incremental increase from the Q4-2003 / Q2-2004 acquisitions and the fourth quarter 2004 NACC acquisition of approximately $32,777,000 and $1,954,000, respectively. The remaining increase was due to approximately $6,166,000 from the retail segment, offset by a decrease in the wholesale segment of approximately $1,396,000 addressed in the individual segment discussions below.

Cost of Revenue (excluding Depreciation and Amortization)
The increase in the cost of revenue was primarily due to approximately $10,859,000 of incremental costs from the Q4-2003 / Q2-2004 acquisitions. An additional $1,000,000 of the increase was due to the 2004 NACC acquisition. In addition, excluding the Q4-2003 / Q2-2004 and NACC acquisitions, the cost of revenue for the retail segment increased approximately $2,359,000 while the cost of revenue for the wholesale monitoring operations increased approximately $2,137,000 discussed in the individual segment discussions below.

Operating Expenses
The increase in operating expenses was primarily due to an increase of approximately $18,581,000 of expenses associated with the Q4-2003 / Q2-2004 acquisitions and approximately $368,000 of expenses associated with the 2004 NACC acquisition. Exclusive of the Q4-2003 / Q2-2004 and NACC acquisitions, the remaining increase consisted of approximately $166,000 from the wholesale segment, and approximately $2,509,000 in the retail segment.

Selling and marketing expenses increased primarily due to an increase in expenses associated with the Q4-2003 / Q2-2004 acquisitions of approximately $3,319,000. The increase in expenses related to the Q4-2003 / Q2-2004 acquisitions were comprised primarily of payroll, benefits and other compensation of approximately $2,887,000, vehicle and fuel expense of approximately $125,000, advertising of approximately $136,000 and travel and entertainment of approximately $61,000.

The depreciation and amortization expense increase was partially due to the expenses related to the Q4-2003/ Q2-2004 acquisitions of approximately $6,002,000 and expenses relating to the NACC acquisition of approximately $262,000. The remaining increase consisted of approximately $5,028,000 in retail operations, exclusive of the Q4-2003 / Q2-2004 and NACC acquisitions, offset, in part, by a decrease in expenses associated with the wholesale segment of approximately $602,000. The retail segment increase was due to an increase in the amortization of customer contract costs as a result of the purchase of a significant amount of contracts in the later half of 2003 and during 2004. The decrease in wholesale operations expense was attributable to a decrease in amortization of dealer relationship costs due to the Company’s use of declining balance accelerated methods of amortization.

The gain on disposal of assets increase was primarily due to the gain on sale of customer contracts of approximately $143,000 during 2004.

General and administrative expenses increased approximately $7,870,000. Approximately $3,525,000 of the expenses in 2003 related to a charge associated with transactions with the Capital Center Credit Corporation (“CCCC”). Absent this 2003 charge, the expenses for the 2004 period would have represented an increase of approximately $11,395,000 from the expenses for the same period of 2003. Approximately $9,260,000 of the increase was associated with the Q4-2003 / Q2-2004 acquisitions. This increase was comprised primarily of payroll, bonus and other compensation of approximately $4,480,000, facilities, utilities & maintenance $773,000, telephone expense of $932,000, bad debt expense of approximately $559,000, contract and third party services of $344,000, collection and billing of approximately $512,000, insurance and property taxes of approximately $504,000, office supplies and services (including equipment, postage and mailing) of approximately $499,000 and travel, entertainment, vehicle and fuel expenses of approximately $157,000. An additional $93,000 of the increase was due to the 2004 NACC acquisition. The remaining increase in expenses was due primarily to increases in payroll, employee benefits and other compensation of approximately $1,032,000, consulting and other fees associated with Sarbanes-Oxley assessment activities of approximately $641,000, directors and officers insurance of approximately $508,000, board fees of approximately $279,000 and rent and utilities of approximately $251,000, partially offset by decreases in bad debt expense of approximately $652,000 and legal, accounting and other professional fees of approximately $201,000.

Other Income/Expense
Other income for the year ended December 31, 2004 amounted to approximately $11,000 compared to other income for the same period in year 2003 of approximately $296,000. For the most part, the other income in 2003 was due to a settlement related to the acquisition of RTC Alarm Monitoring Services.

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

Interest Expense
The decrease in interest expense was primarily due to debt payoff in 2003, therefore decreasing the interest paid in 2004.

Taxes
Income tax expense totaled approximately $418,000 for the year ended December 31, 2004 compared with an expense of approximately $3,527,000 for the year ended December 31, 2003. The income tax expense recorded during the year ended December 31, 2003 was due primarily to the merger of Integrated Alarm Services, Inc. and the Company in January 2003 and the change in tax status (S to C Corporation) for federal income tax purposes.

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

Alarm Monitoring, Wholesale Segment. Year ended December 31, 2004
	For the Year Ended December 31,		Dollar	Percent
	2003	2004	Variance	Variance
	(in thousands)
Total revenue	$25,685	$27,690	$2,005	7.8%
Expenses:
Cost of revenue (excluding depreciation and amortization)	14,525	17,629	3,104	21.4%
Selling and marketing	926	798	(128)	(13.8)%
Depreciation and amortization	5,236	4,896	(340)	(6.5)%
General and administrative	2,569	1,986	(583)	(22.7)%
Total expenses	23,256	25,309	2,053	8.8%

Income from operations	2,429	2,381	(48)	(2.0)%
Other income (expense):
Other income, net	360	12	(348)	(96.7)%
Amortization of debt issuance costs	(854)	-	854	(100.0)%
Interest expense	(2,787)	(34)	2,753	(98.8)%
Income (loss) before income taxes	$(852)	$2,359	$3,211	(376.9)%

The increase in wholesale revenue was due primarily to an increase of approximately $1,228,000 generated by an increase in the average revenue per account per month of approximately $0.28 for 2004 as compared to the same period of 2003 and by an increase of approximately $1,278,000 from the 2004 NACC Acquisition. Additionally there was an increase of approximately $2,124,000 in intersegment revenue. This increase was offset, in part, by a decrease in the aggregate number of accounts (not owned by the Company, or “external”) monitored during 2004. This decrease in external accounts monitored, of approximately 44,000 resulted in a decrease in revenue of approximately $2,625,000.

The wholesale segment income from operations decreased primarily due to an increase in cost of revenue, offset by decreases in selling and marketing, depreciation and amortization and general and administrative expenses along with the increase in revenue discussed above. The majority of the increase in the cost of revenue is directly related to the increase in the revenue.

The wholesale segment’s income before income tax increased from a loss before income tax in the prior year primarily due to the decrease in interest expense. Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements was not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to corporate in late 2004.

Alarm Monitoring, Retail Segment. Year ended December 31, 2004

	For the Year Ended December 31,
	2003	2004	Dollar Variance	Percent Variance
	(in thousands)
Total revenue	$17,212	$56,095	$38,883	225.9%
Expenses:
Cost of revenue (excluding depreciation and amortization)	3,897	18,535	14,638	375.6%
Selling and marketing	183	3,559	3,376	1844.8%
Depreciation and amortization	7,087	18,117	11,030	155.6%
Loss (gain) on sale or disposal of assets	-	(184)	(184)	N/A
General and administrative	9,993	15,376	5,383	53.9%
Total expenses	21,160	55,403	34,243	161.8%

Income (loss) from operations	(3,948)	692	4,640	(117.5)%
Other income (expense):
Other income, net	(64)	(1)	63	(98.4)%
Amortization of debt issuance costs	(2,315)	(1,471)	844	(36.5)%
Interest expense	(10,292)	(6,484)	3,808	(37.0)%
Interest income	918	1,362	444	48.4%
Income (loss) before income taxes	$(15,701)	$(5,902)	$9,799	62.4%

Retail segment total revenue increased by approximately $32,778,000 due to the Q4-2003 / Q2-2004 acquisitions. Additionally, the 2004 NACC acquisition accounted for approximately $676,000 of the increase. In addition, 2004 reflects incremental revenue of approximately $1,338,000 as a result of the merger of IASI which occurred in January 31, 2003. Additional revenue, of approximately $2,654,000, was generated due to an increase of approximately 7,800 in the average number of retail contracts owned per month and the balance of approximately $2,174,000 was due to an increase in the average revenue per contract of $3.30. These increases were offset by a decrease in intersegment revenue of approximately $737,000.

The change from a loss in income from operations to income from operations was primarily due to approximately $3,339,000 of income from operations from the Q4-2003 / Q2-2004 acquisitions and $593,000 from the 2004 NACC acquisition.

The loss before income tax for the retail segment decreased from 2003 to 2004. In addition to the aforementioned improvement in income from operations, the remaining reduction of the loss before taxes was primarily due to a decrease of approximately $3,808,000 in interest expense and a decrease of approximately $844,000 in amortization of debt issuance costs. Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements was not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to corporate in late 2004 which accounts for the majority of the decrease in amortization of debt issuance costs and interest expense in the retail segment.

Corporate. Year ended December 31, 2004

	For the Year Ended December 31,
	2003	2004	Dollar Variance	Percent Variance
	(in thousands)
Expenses:
General and administrative	$2,130	$5,200	$3,070	144.1%
Total expenses	2,130	5,200	3,070	144.1%

Income (loss) from operations	(2,130)	(5,200)	(3,070)	144.1%
Other income (expense):
Amortization of debt issuance costs	-	(279)	(279)	N/A
Interest expense	(491)	(2,368)	(1,877)	382.3%
Interest income	696	91	(605)	(86.9)%
Income (loss) before income taxes	$(1,925)	$(7,756)	$(5,831)	(302.9)%

The increase in general and administrative expense is partially due to increases in salaries, benefits and other compensation of approximately $1,354,000.  The remaining increase was primarily due to increases in accounting, legal and other professional fees of approximately $574,000, director and officer insurance of approximately $508,000 and board fees of approximately $279,000.

Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements was not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to corporate in late 2004 which accounts for the majority of the increase in amortization of debt issuance costs and interest expense. The decrease in interest income is primarily due to a decrease in invested funds due to the Q4-2003 / Q2-2004 acquisitions.

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

On November 16, 2004, we entered into the LaSalle Credit Facility with LaSalle Bank. The maximum amount available of $30 million is limited to 10.0x RMR of eligible retail alarm contracts. The interest rate initially is LIBOR plus 3.50%. The minimum fixed charge coverage ratio is 2.0:1. There was no outstanding balance as of December 31, 2005. At December 31, 2005, we were not in compliance with certain administrative covenants of the LaSalle Credit Facility. On March 14, 2006, LaSalle permanently waived the administrative covenants which we were not in compliance with through March 13, 2006, at which time the $30 million became available to us.  On April 24, 2006 we disclosed that Mr. Few’s employment with the Company would cease April 30, 2006 and Mr. McGinn’s would cease on May 31, 2006. This event would be an event of default under the terms of the LaSalle Credit Facility. On April 27, 2006 we obtained a permanent waiver of this default provision from LaSalle Bank.

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

Contractual Obligations	Payments due by Period
	Total	less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$125,000	$-	$-	$-	$125,000
Capital leases	811	350	392	69	-
Operating leases	4,291	1,946	1,914	431	-
Interest expense (estimated)*	90,134	15,052	30,073	30,009	15,000
	$220,236	$17,348	$32,379	$30,509	$140,000
*Consists primarily of annual interest payments of approximately $15,000,000 on $125,000,000 million of senior secured notes bearing interest at 12.0%.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The names of our executive officers and directors as of December 31, 2005, together with a brief description of their employment histories, are provided below:

Name	Age	Position
Timothy M. McGinn	57	Chairman of the Board and Chief Executive Officer
Thomas J. Few, Sr.	59	Vice Chairman and President
Bruce E. Quay	48	Chief Operating Officer
Brian E. Shea	47	Executive Vice President
Robert B. Heintz	50	Executive Vice President-Monitoring COO
Michael T. Moscinski	54	Chief Financial Officer
Raymond C. Kubacki	61	Director
John W. Mabry	68	Director
Ralph S. Michael III	51	Director
David L. Smith	61	Director
Timothy J. Tully	42	Director
Arlene M. Yocum	48	Director

Mr. McGinn has served as our Chairman of the Board and Chief Executive Officer since January 2003. Mr. McGinn was the President of Integrated Alarm Services, Inc. Mr. McGinn is the non-executive Chairman of the Board of McGinn, Smith & Co., Inc. He has served as Chairman of the Board of McGinn, Smith since 1980 and was an executive officer from 1980 to 2003. He has also served as non-executive Vice Chairman of Pointe Financial Corp., a publicly traded commercial bank and non-executive Chairman of its affiliate Pointe Bank. Mr. McGinn also serves as a Director of Same Day Surgery, Inc. Mr. McGinn will cease being Chairman of the Board and Chief Executive Officer on May 31, 2006.  He will continue to serve as a Director of our Company.

Mr. Few, Sr. is our Vice Chairman and President and has over 35 years of experience in the security alarm industry. Mr. Few, Sr. has been with IASG and its predecessors since 1985, where he started as Executive Vice President. Prior thereto, Mr. Few, Sr. held senior positions with Holmes Protection, Inc., ADEMCO, Guardian and ADT. Prior to his work with these firms, Mr. Few, Sr. owned and operated an independent alarm company and central station in New Jersey.  Mr. Few, Sr. will cease being Vice Chairman and President on April 30, 2006.  He will continue to serve as a Director of our Company.

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

Mr. Shea has served as an Executive Vice President since March 2003. In this role, he heads our retail account acquisition and loan division, including portfolio management, due diligence, performance monitoring and collections. Additionally Mr. Shea serves as our Corporate Secretary and Insider Trading Compliance Officer. Prior to serving in his current role, he was our Chief Financial Officer and had served as the Chief Financial Officer of IASI and its predecessor companies since 1992. Prior thereto, he was Vice President of Finance/Controller of Hiland Park, a real estate development company. Prior to joining Hiland Park, he was an Analyst at Galesi Group and a Financial Manager for General Electric Corporation, where he graduated from GE's Financial Management Training Program. Mr. Shea serves as a Board Member of McGinn, Smith & Co., Inc.

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

Mr. Kubacki has served as a director since June 2004. Mr. Kubacki has been President and Chief Executive Officer of Psychemedics Corporation, a biotechnology company with a proprietary drug test product, since July 1991. He has also served as Chairman of the Board since November 2003. Prior to joining Psychemedics, he held senior management positions in marketing and operations with Reliance Electric Company and ACME Cleveland Corporation; and as an investment officer for Massachusetts Financial Services, a major mutual fund and investment management firm. He is also a trustee for the Center for Excellence in Education based in Washington, D.C.

Mr. Mabry has served as a director of IASG since March 2003. Mr. Mabry has approximately 35 years of experience in the alarm industry. In 1969 he founded and began building the American Alarm Company that was purchased by Honeywell in 1983. He remained with Honeywell through 1993 with responsibilities for operations, sales and business development. From 1993 to 2000, Mr. Mabry was President of Security Network of America. Mr. Mabry serves on numerous alarm industry associations' boards and was President of the National Burglary and Fire Alarm Association.  Mr. Mabry will become our Non-Executive Chairman of the Board on June 1, 2006

Mr. Michael has served as a director of IASG since January 2003. He has been President and Chief Operating Officer of the Ohio Casualty Insurance Company since July 2005. From 2003 to 2005, Mr. Michael served as Executive Vice President of U.S. Bank, N.A. and President of U.S. Bank-Oregon. From 1979 to 2002, Mr. Michael held management and executive positions with PNC Financial Services Group. He also currently serves as a board member of Key Energy Services Inc., Cincinnati Bengals Inc., and Xavier University (OH). Mr. Michael is Chairman of the IASG audit committee.

Mr. Smith has served as a director of IASG since October 2002. Mr. Smith is the President and a Director of McGinn, Smith & Co., where he has served in this capacity since the company's founding in 1980. Previously he was with Paine Webber. Mr. Smith also serves on the board and as an executive officer of several privately held companies.

Mr. Tully has served as a director of IASG since January 2003. Mr. Tully is the managing member of Tully Capital Partners, LLC, a diversified private investment firm that he co-founded in 1997.  Prior to Tully Capital Partners, Mr. Tully was President of Pioneer Investment Properties, which engaged in commercial real estate acquisitions/operations.  He is a former Floor Official on the New York Options Exchange, where he traded equity and index options as an independent market maker.  Mr. Tully serves as a board member on various charitable foundations and community based organizations.  Mr. Tully is the IASG Compensation Committee Chairman and serves as a member of the Audit Committee.

Ms. Yocum has served as a director of IASG since October 2005. Ms. Yocum has been Executive Vice President, Managing Executive of PNC Advisors, Wealth Management and Institutional Investment Groups since 2003. From 2000 to 2003 Ms. Yocum was an Executive Vice President of the Institutional Investment Group of PNC Advisors. From 1993 to 2000 Ms. Yocum held management and executive positions with PNC Advisors. Ms Yocum is a Trustee and Vice President of the Philadelphia Community College Foundation and a member of American Bankers Association Wealth Management and Trust Conference Board.

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

The members of the Company’s Audit Committee are Messrs. Michael, Mabry, Tully and Kubacki. Mr. Ralph S. Michael III is the Audit Committee Chairman. The Audit Committee met sixteen (16) times during the fiscal year ended December 31, 2005. Each of Messrs. Michael, Mabry, Kubacki and Tully are independent Directors under the rules of the NASDAQ Stock Market. Each of the members of the Audit Committee are able to read and understand fundamental financial statements. While more than one member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K, Mr. Michael is the designated audit committee financial expert.

The Compensation Committee has such powers as may be assigned to it by the Board of Directors from time to time and is currently charged with, among other things, reviewing and recommending compensation packages for our officers, administering our Stock Option Plan and establishing and reviewing general policies relating to compensation and benefits of the Company’s employees. The Compensation Committee met four (4) times during fiscal 2005. In March 2005, the Board elected Mr. Kubacki to replace Mr. Allen on the Compensation Committee and Messrs. Tully and Mabry to remain on the Compensation Committee for fiscal 2005, each of whom are independent Directors under the rules of the NASDAQ Stock Market. Mr. Tully is the Compensation Committee Chairman.

The Board did not have a Nominating Committee during fiscal 2005; the nominees selected for the Board of Directors for fiscal 2005 were nominated by the independent Directors of the Company’s Board. A Nominating/Governance Committee was formed in 2006.

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

Item 11. Executive Compensation

The following table sets forth certain information regarding compensation paid or accrued by us to our Chief Executive Officer and to each of our executive officers who were paid in excess of $100,000 in salary and bonus for all services rendered to us in all capacities during the years ended December 31, 2005, 2004 and 2003.

Name and Principal Position	Year	Salary		Other Annual Compensation (3)	Bonus

Timothy M. McGinn	2005	416,000		17,361	100,000	(1)
Chairman and Chief Executive Officer	2004	416,000		14,400	100,000	(1)
	2003	380,000		14,400	175,000	(1)

Thomas J. Few, Sr.	2005	416,000		16,932	100,000	(1)
Vice Chairman and President	2004	416,000		14,677	100,000	(1)
	2003	378,463		14,400	175,000	(1)

Bruce E. Quay	2005	270,000	(2)	2,306	-
Chief Operating Officer

Brian E. Shea	2005	170,000		8,175	-
Executive Vice President	2004	170,000		4,440	-
	2003	129,923		3,500	22,500

Michael T. Moscinski	2005	157,178		5,373	-
Chief Financial Officer	2004	145,000		3,996	-
	2003	116,597		3,500	22,500
Other Highly Compensated Employees:

William Romano	2005	178,708		6,000	-
Senior Vice President and General	2004	179,301		-	-
Manager of PSI	2003	3,803	(4)	-	-

David Spinner	2005	183,559		2,355	-
Vice President of Sales of AHS	2004	177,038		2,315	-
	2003	13,848	(5)	-	-

1)	Includes a fixed contractual bonus of $100,000 and a discretionary merit bonus of $75,000 paid in 2004 for performance in 2003. No discretionary bonus was granted for performance in 2004 or 2005.
2)	Mr. Quay was employed effective April 1, 2005. Upon employment he was issued 25,000 options which vest over three years.
3)	Other compensation includes auto allowances, matching contributions und the 401(k) plan, and preferential health and dental insurance benefits.
4)	Employment with the Company began December 15, 2003.
5)	Employment with the Company began November 21, 2003.

Employment Agreements

We have entered into employment agreements with Messrs. McGinn, Few, Sr., Quay, Shea, and Moscinski. The employment agreements for Messrs. McGinn and Few, Sr., were entered into on January 31, 2003 and have a term of three years. Certain terms of their contracts were re-negotiated in November 2005. Their agreements expired in January 2006 and automatically extended for an additional three (3) month period. The Board has determined that Messr. Few Sr.'s employment will not be extended beyond April 30, 2006 and Messr. McGinn's employment will not be extended beyond May 31, 2006.  The employment agreements with Messrs. Moscinski and Shea were entered into in March 2003 and had an initial term of three years. The employment agreement with Mr. Quay was entered into in April 2005 and also has a term of three years. The term of the employment agreements with Messrs. Quay, Shea and Moscinski automatically extend for additional one (1) year periods, unless either party elects, not less than 90 days prior to the annual anniversary date, not to extend the employment term. Under the agreements, Messrs. McGinn and Few, Sr. each receive an annual salary of $416,000, and Messrs. Quay, Shea, and Moscinski receive annual salaries of $360,000, $170,000, and $160,000, respectively. Messrs. McGinn, and Few, Sr. also receive a leased car paid for by us ranging from $1,000 to $1,200 per month. In addition, each of the employees may receive an annual bonus at the discretion of our Board of Directors. Messrs. McGinn and Few, Sr. had a minimum bonus guarantee of $100,000 per year through 2005. The Board of Directors may also provide additional benefits to the employees, including but not limited to, health insurance, disability insurance and life insurance.

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

In the event that employment is terminated following a change of control or if such individuals are required to relocate to an unacceptable location within two years of the change of control, Messrs. McGinn, Few, Sr., Shea and Moscinski shall be entitled to: (i) a cash bonus, equal on an after-tax basis to two times their average compensation, including salary, bonus, and any other compensation, for the three previous fiscal years (with the exception of the agreements of Messrs. McGinn and Few, Sr. which call for a cash bonus equal to three times the employee’s average compensation, including salary, bonus, and any other compensation, for the three previous fiscal years), and (ii) the vesting and acceleration of any stock options or warrants held by such person. In the event Mr. Quay is terminated within six months following a change in control, he would be entitled to: (i) a cash bonus, equal, on an after-tax basis to his average compensation for the previous three fiscal years, including salary, bonus and any other compensation hereto, and (ii) the vesting and acceleration of any stock options or warrants held by him.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director and each executive named in the Summary Compensation Table and by all executive officers and directors. As of the date hereof, we had 24,368,836 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding (excludes options with prices in excess of current market value of underlying security) for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table:

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Thomas J. Few, Sr. (2)	831,550	3.41%
Timothy M. McGinn (3) (7)	679,618	2.79%
David L. Smith (5) (7) (8)	541,840	2.22%
Bruce E. Quay (4)	15,000	*
Brian E. Shea (10)	3,000	*
Michael T. Moscinski (11)	1,000	*
Robert B. Heintz (10)	1,000	*
Timothy J. Tully (9)	33,000	*
Ralph S. Michael, III (9)	10,000	*
John W. Mabry (9)	10,500	*
Raymond C. Kubacki (6)	2,000	*
Arlene M. Yocum	5,000	*
All Executive Officers and Directors, as a Group 12 persons	2,133,508	8.94%

5% Stockholders
Contrarian Capital Management, LLC	3,217,970	13.21%
411 West Putnam Avenue, Suite 225
Greenwich, CT 06830

Franklin Mutual Advisers LLC	2,619,600	10.75%
51 John F. Kennedy Parkway
Short Hills, NJ 07078

Eubel Brady & Suttman Asset Management	2,174,961	8.93%
7777 Washington Village Drive, Suite 210
Dayton, OH 45459

INVESCO Asset Management Ltd.	2,025,600	8.31%
4350 South Monaco St.
Denver, CO 80237

Boston Partner Asset Management LP	1,750,315	7.18%
28 State Street, 20th Floor
Boston, MA 02109

State Teachers Retirement System of Ohio	1,225,000	5.03%
275 East Broad Street
Columbus, OH 43215
_____________________
* represents persons who beneficially own less than 1% of our common stock.

(1)	The address of each of such individuals is c/o Integrated Alarm Services Group, Inc., One Capital Center, 99 Pine Street, 3rd Floor, Albany, New York, 12207.

(2)	Includes 63,600 shares of common stock owned by TJF Enterprises, LLC, which is owned by Mr. Few, Sr. does not include 890,876 shares issuable upon the exercise of options.

(3)	Excludes 356,524 shares issuable upon the exercise of options.

(4)	Includes 4,400 shares of common stock owned by his spouse. Excludes 16,666 shares issuable upon the exercise of options.

(5)	Excludes 361,524 shares issuable upon the exercise of options.

(6)	Excludes 5,000 shares of common stock issuable upon the exercise of currently exercisable options.

(7)	Includes an aggregate of 227,715 shares owned by entities controlled Messrs. McGinn and Smith.

(8)	Includes 10,000 shares owned by Mr. Smith’s adult children.

(9)	Excludes 13,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(10)	Excludes 2,666 shares issuable upon the exercise of options.

(11)	Excludes 4,000 shares issuable upon the exercise of options.

STOCK PERFORMANCE GRAPH

The graph below provides an indicator of cumulative total return on the Company's common stock as compared with the Nasdaq Index and the S&P SmallCap 600 during the period from July 23, 2003 through the end of fiscal 2005. The graph shows the value, at the end of each fiscal quarter, of $100 invested in the Company's common stock or the indices on July 23, 2003 and assumes reinvestment of all dividends. The graph depicts the change in the value of the Company's common stock relative to the noted indices as of the end of each fiscal quarter and not for any interim period. Historical stock price performance is not necessarily indicative of future stock performance.

IASG cumulative total Return Versus Selected Equity Indices

			7/23/2003	09/2003	12/2003	03/2004	06/2004	09/2004	12/2004	03/2005	06/2005	09/2005	12/2005

IASG	Return	%		-11.41	1.75	12.35	-43.46	-23.52	32.93	-7.29	-13.75	-14.58	-23.47
	Cum $		100.00	88.59	90.14	101.27	57.26	43.80	58.22	53.98	46.55	39.77	30.43

NASDAQ Composite	Return	%		10.22	12.29	-0.35	2.80	-7.24	14.87	-7.95	3.07	4.78	2.73
	Cum $		100.00	110.22	123.77	123.33	126.78	117.61	135.09	124.35	128.17	134.30	137.96

Russell 2000 Index	Return	%		9.07	14.53	6.27	0.47	-2.86	14.09	-5.34	4.32	4.69	1.13
	Cum $		100.00	109.07	124.92	132.74	133.37	129.56	147.82	139.93	145.97	152.82	154.55

S&P 600 Index	Return	%		7.08	14.77	6.22	3.60	-1.37	13.00	-2.07	3.94	5.38	0.39
	Cum $		100.00	107.08	122.90	130.54	135.25	133.39	150.73	147.62	153.44	161.69	162.31

Options Granted in 2005

We issued 25,000 stock options to one of our executive officers during 2005.

Name	Number of Securites Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term 5% 10%
Bruce E. Quay	25,000	59%	$4.86	4/4/2015	$ 76,411	$ 193,640

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (Exercisable/Unexercisable)	Value of Unexercised In-the-Money Options/SARs at FY-End (Exercisable/Unexercisable)
Timothy M. McGinn	-	-	213,914 / 142,610	$0 / $0
Thomas J. Few, Sr.	-	-	534,525 / 356,351	$0 / $0
Bruce E. Quay	-	-	8,333 / 16,667	$0 / $0
Brian E. Shea	-	-	2,666 / 5,334	$0 / $0
Michael T. Moscinski	-	-	4,000 / 8,000	$0 / $0

Long Term Incentive Plans

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

The 2003 Plan permits the grant of options which may either be incentive stock options (“ISOs”), within the meaning of Section 422 of the Code or non-qualified stock options (“NSOs”), which do not meet the requirements of Section 422 of the Code. The total number of shares of our common stock that may be issued under the 2003 Plan may not exceed 150,000, subject to possible adjustment in the future as described below. As of December 31, 2005, 139,166 options have been granted and are outstanding under this plan.

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

Awards under the 2004 Plan may be granted in the form of ISOs that qualify under Section 422 of the Code, NSOs, stock appreciation rights, restricted stock, deferred stock awards and performance awards. The number of shares of our common stock reserved for issuance under the 2004 Plan is 1,200,000, subject to adjustment. As of December 31, 2005, 79,250 options have been granted under the 2004 Plan.

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

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders - 2003 Plan	139,166	$6.96	10,834

Equity compensation plans approved by security holders - 2004 Plan	79,250	$5.39	1,120,750

Retirement Plans

We have a 401k plan under which we may, but are not obligated to, make matching contributions.

Compensation Committee Interlocks and Insider Participation

In March 2005, our Board of Directors elected to replace Mr. Allen with Mr. Kubacki on the Compensation Committee and Messrs Mabry and Tully to remain on the Compensation Committee for fiscal 2005, each of whom is an independent Director under the rules of the Nasdaq Stock Market. Mr. Tully became the Compensation Committee Chairman in May 2005.

During the fiscal year ended December 31, 2003, Mr. McGinn, our Chairman and CEO, served on the Compensation Committee of the Board of Directors of Pointe Financial Corp. Mr. Palmer, one of our Directors at the time was the Chairman and CEO of Pointe Financial Corp and had served as such since 1995. In January, 2004, Mr. McGinn resigned from the Compensation Committee of the Board of Directors of Pointe Financial Corp.; however, Mr. McGinn remained a member of the Board of Directors of Pointe Financial Corp. until its sale in May 2005.

Item 13.  Certain Relationships and Related Transactions

IASG provides alarm monitoring services to related parties which are owned by stockholders of the Company. Revenue earned from these alarm monitoring services was approximately $122,000 for the year ended December 31, 2005.

During November 2005, we borrowed approximately $2,500,000 from and entity controlled by our stockholders for a seven day period at a 7.6%  interest rate. This was done as the bank credit line was temporarily unavailable during a bank due diligence review. The total interest expense was approximately $4,000. The transaction was approved by the independent directors of our Board.

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

Item 14.  Principal Accountant Fees and Services

The information presented below discloses the aggregated fees billed to us for each of the last two fiscal years by PricewaterhouseCoopers LLP.

Audit Fees
Fiscal 2005—$1,816,405. Fiscal 2004—$2,505,525.
This category includes fees for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our Form 10-Q, the audit of our internal control over financial reporting as of December 31, 2005 and 2004, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. The 2004 amount also includes fees related to our senior notes offering.

Audit Related Fees
There were no fees for products and services that were not disclosed in the previous categories.

Tax Fees
Fiscal 2005—$203,120. Fiscal 2004—$185,455.
This category includes fees for professional services that are rendered for tax compliance, tax advice, and tax planning. The nature of the services comprising the fees disclosed in this category are tax return preparation.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

    (a)   The following documents are filed as a part of this report:

1.  The financial statements are not included as they have not been amended.

2.   Financial statement schedules.

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

3.1	(1)	Certificate of Incorporation of registrant
3.1(a)	(1)	Certificate of Amendment to the Certificate of Incorporation
3.2	(1)	Amendment to Certificate of Incorporation of registrant
3.3(a)	(1)	Amended and Restated By-Laws of registrant
4.1	(3)	Indenture dated as of November 16, 2004 among Registrant, Additional Registrants and the Trustee relating to the 12% Senior Secured Notes due 2011
4.2	(3)	Registration Rights Agreement among Additional Registrants, Registrant and certain Initial Purchasers named therein, dated as of November 16, 2004
4.3	(3)	Security Agreement among LaSalle National Bank Association, Registrant and certain Additional Registrants dated as of November 16, 2004 (without schedules or exhibits)
4.4	(3)	Security Agreement among the Trustee, Registrant and the Additional Registrants dated as of November 16, 2004 (without schedules or exhibits)

Exhibit No.

4.5	(3)	Intercreditor Agreement among the Trustee, LaSalle National Bank Association and Registrant, dated as of November 16, 2004
4.6	(3)	Form of Senior Secured Note due 2011
4.7	(3)	Pledge Agreement by and among the Registrant, Madison Protection Inc. and LaSalle Bank National Association, dated November 16, 2004 (without schedule).
4.8	(3)	Pledge Agreement by and among the Registrant, Madison Protection Inc. and Wells Fargo Bank, N.A., dated November 16, 2004 (without schedule)
10.1**	(1)	2003 Stock Option Plan
10.2**	(1)	Amended and Restated Employment Agreement by and between the registrant and Timothy M. McGinn
10.3**	(1)	Employment Agreement by and between the registrant and Thomas J. Few, Sr.
10.4**		Not used
10.5**	(1)	Employment Agreement by and between the registrant and Brian E. Shea
10.6**	(1)	Employment Agreement by and between the registrant and Robert Heintz
10.7	(1)	Assignment and Assumption Agreement
10.8	(1)	Lease Agreement between the registrant and Pine Street Associates, LLC for the Albany, New York Office space
10.9	(1)	Lease Agreement between Morlyn and Robert Gallo for the Oakland, New Jersey Office
10.10	(1)	Form of Convertible Note
10.11	(1)	Form of Two-year Note
10.12	(1)	Form of Five-year Note
10.13	(1)	Form of Three-year Note
10.14	(1)	Form of One-year Note
10.15	(1)	$3 million principal amount promissory note issued by registrant to Lynn A. Smith
10.16	(1)	Right of First Refusal Agreement by and between registrant and Criticom IDC Corporation, and Royal Thoughts LLC
10.17	(1)	ADEMCO Letter
10.18	(1)	Installing company Monitoring Receivable Financing Agreement by and between the registrant and M&S Partners
10.19	(1)	Receivable Financing Purchase Agreement between McGinn, Smith Acceptance Corp., Pointe Bank, and King Trust 01
10.20**	(1)	Form of Indemnification Agreement between registrant and member of the Board of Directors
10.21	(1)	Form of note due April 2004
10.22**	(1)	Employment Agreement by and between the registrant and Michael Moscinski
10.23**		2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement filed by IASG dated April 29, 2004)
10.24	(3)	Mortgage in favor of LaSalle National Bank Association dated as of November 16, 2004
10.25	(3)	Second Mortgage in favor of Trustee dated as of November 16, 2004
10.26	(3)
Revolving Credit Facility Credit Agreement by and among Integrated Alarms Services Group, Inc., Criticom International Corporation, Monital Signal Corporation, Integrated Alarm Services, Inc., Payne Security Group, LLC, American Home Security, Inc. and the Guarantors Party Hereto and The Banks Party Hereto and LaSalle Bank National Association, as Agent dated November 16, 2004

10.27**	(3)	Employment Agreement by and between the registrant and Bruce E. Quay
11.1	(4)	Statement of computation of earning per share
14	(4)	Code of Ethics
21	(4)	List of Subsidiaries
23.3	(1)	Consent of Barnes & Associates
23.4	(1)	Consent of Standard & Poor’s Corporate Value Consulting
31		Rule 13a-14 (a)/15d-14(a) Certifications
32(a)		Certification by the Chief Executive Officer relating to a periodic report containing financial statements
32(b)		Certification by the Chief Financial Officer relating to a periodic report containing financial statements

(1)  Incorporated by reference to Exhibit of same number to the Registration Statement on Form S-1 (Registration Number 333-101159)

(2)  Incorporated by reference to Exhibit of the same number to our annual report filed on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004

(3)  Incorporated by reference to Exhibit of the same number to our annual report or Form 10-K for the year ended December 31, 2004 filed on June 13, 2005

(4)  Incorporated by reference to Exhibit of the same number to our annual report or Form 10-K for the year ended December 31, 2005 filed on March 16, 2006

** Constitutes a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an Exhibit to this report pursuant to item 15(c) of Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Integrated Alarm Services Group, Inc.

Dated: May 1, 2006	By: /s/ Timothy M. McGinn
Timothy M. McGinn
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Title	Signature

Dated: May 1, 2006	Chairman of the Board, Director,	By: /s/ Timothy M. McGinn
	Chief Executive Officer and	Timothy M. McGinn
Principal Executive Officer

Dated: May 1, 2006	Chief Financial Officer and	By: /s/ Michael T. Moscinski
	Principal Accounting Officer	Michael T. Moscinski

Dated: May 1, 2006	Director	By: /s/ Thomas J. Few, Sr.
Thomas J. Few, Sr.

Dated: May 1, 2006	Director	By: /s/ Raymond C. Kubacki
Raymond C. Kubacki

Dated: May 1, 2006	Director	By: /s/ John W. Mabry
John W. Mabry

Dated: May 1, 2006	Director	By: /s/ Ralph S. Michael, III
Ralph S. Michael, III

Dated: May 1, 2006	Director	By: /s/ David L. Smith
David L. Smith

Dated: May 1, 2006	Director	By: /s/ Timothy J. Tully
Timothy J. Tully

Dated: May 1, 2006	Director	By: /s/ Arlene M. Yocum
Arlene M. Yocum

S-1