Form 10-Q
period 2006-03-31
INTEGRATED ALARM SERVICES GROUP INC
filed 2006-05-10
CIK 1200022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐No  ☒

As of May 1, 2006 there were 24,368,836 shares of the registrant's common stock outstanding.

TOC

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHE`ETS

	As of
	December 31,	March 31,
	2005	2006
		(UNAUDITED)
Assets	( in thousands, except for share data)
Current assets:
Cash and cash equivalents	$16,239	$19,559
Current portion of notes receivable	6,108	7,364
Accounts receivable less allowance for doubtful accounts	5,158	4,306
Inventories	1,477	1,653
Prepaid expenses	1,084	1,248
Due from related parties	87	65
Total current assets	30,153	34,195
Property and equipment, net	7,843	7,961
Notes receivable net of current portion and allowance for doubtful accounts	10,085	11,300
Dealer relationships, net	33,000	31,869
Customer contracts, net	80,532	77,815
Deferred customer acquisition costs, net	7,874	8,204
Goodwill	94,919	94,025
Debt issuance costs, net	4,596	4,355
Other identifiable intangibles, net	2,790	2,631
Restricted cash	758	758
Other assets	524	321
Total assets	$273,074	$273,434

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$350	$313
Accounts payable	2,306	1,752
Accrued expenses	9,256	13,427
Current portion of deferred revenue	8,724	8,541
Other liabilities	390	415
Total current liabilities	21,026	24,448

Long-term debt, net of current portion	125,000	125,000
Capital lease obligations, net of current portion	461	421
Deferred revenue, net of current portion	4,830	5,077
Deferred income taxes	1,582	1,690
Due to related parties	61	69
Total liabilities	152,960	156,705

Stockholders' equity:
Preferred stock, $0.001 par value, authorized
3,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized
100,000,000 shares, 24,681,462 shares issued	25	25
Paid-in capital	207,162	207,191
Accumulated deficit	(86,073)	(89,487)
Treasury stock - common, at cost, 312,626 shares	(1,000)	(1,000)
Total stockholders' equity	120,114	116,729
Total liabilities and stockholders' equity	$273,074	$273,434

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2006
	(in thousands, except share and per share data)
Revenue:
Monitoring fees	$7,822	$7,833
Revenue from customer accounts	14,282	13,676
Related party monitoring fees	33	26
Service, installation and other revenue	2,321	2,613
Total revenue	24,458	24,148

Expenses:
Cost of revenue (excluding depreciation and amortization)	10,319	9,451
Selling and marketing	1,159	1,273
Depreciation and amortization	6,114	6,378
(Gain) loss on sale or disposal of assets	-	(10)
General and administrative	6,107	6,954
Total expenses	23,699	24,046

Income (loss) from operations	759	102
Other income (expense):
Amortization of debt issuance costs	(274)	(242)
Interest expense	(4,186)	(4,117)
Interest income	1,255	1,035
Income (loss) before income taxes	(2,446)	(3,222)
Income tax expense	140	192
Net income (loss)	$(2,586)	$(3,414)
Basic and diluted income (loss) per share	$(0.10)	$(0.14)
Weighted average number of common shares outstanding	24,681,462	24,368,836

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,586)	$(3,414)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	6,114	6,378
Amortization of deferred customer acquisition costs , net	109	180
Amortization of debt issuance costs	274	242
Interest expense - non-cash, notes	219	-
Stock-based compensation	-	29
Provision for bad debts	39	29
Deferred income taxes	109	108
Earned discount on notes receivable	(318)	(250)
Gain on sale of customer contracts and accounts receivable	-	(8)
Changes in assets and liabilities, net of effects of
acquisitions and non-cash transactions:
Accounts receivable	(487)	823
Inventories	155	(176)
Prepaid expenses	(409)	(164)
Other assets	34	203
Deferred customer acquisition costs	(1,461)	(793)
Due from/to related parties	(62)	31
Accounts payable and accrued expenses	3,081	3,723
Deferred revenue	395	(235)
Deferred customer acquisition revenue	990	580
Other liabilities	(9)	25
Net cash provided by operating activities	6,187	7,311
Cash flows from investing activities:
Purchase of property and equipment	(526)	(771)
Proceeds from sale of property and equipment	-	2
Purchase of customer contracts and dealer relationships	(9,939)	(1,220)
Proceeds from sale of customer contracts and accounts receivable	-	133
Financing of dealer loans	(2,440)	(4,165)
Repayment of dealer loans	3,115	1,783
Increase in restricted cash	(643)	-
Business acquisitions, net of cash acquired	240	325
Net cash used in investing activities	(10,193)	(3,913)
Cash flows from financing activities:
Payments of obligations under capital leases	(154)	(78)
Repayment of long-term debt	(255)	-
Debt issuance costs	(286)	-
Net cash used in financing activities	(695)	(78)

Net increase (decrease) in cash and cash equivalents for the year	(4,701)	3,320
Cash and cash equivalents at beginning of year	31,555	16,239
Cash and cash equivalents at end of year	$26,854	$19,559

Supplemental disclosure of cash flow information:
Interest paid	$612	$95
Income taxes paid	$85	$59

Supplemental disclosure of non-cash items:
Notes receivable converted to customer contracts	$2,462	$714

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Management Opinion

The financial information as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, that are considered necessary for fair presentation of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries’ (“IASG” or the “Company”) for the three months ended March 31, 2006 and 2005 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented herein, in accordance with regulations. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. The 2005 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period expenses in the consolidated statement of operations have been reclassified to conform to the current period presentation.

2. Notes Receivable

The Company’s notes receivable consisted of the following:

	December 31, 2005	March 31, 2006
	(in thousands)
Performing loans	$17,693	$20,074
Non-performing loans	1,664	1,120
Total Loans	19,357	21,194

Less: Reserves	(246)	(246)
Purchase discount	(2,918)	(2,284)
Net loans	$16,193	$18,664

At December 31, 2005 and March 31, 2006, the Company had non-performing loans aggregating approximately $1,664,000 and $1,120,000 respectively. Currently the cash flow from the underlying collateral supports the carrying value of the loans, therefore no impairment charge was recorded. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

As part of the acquisitions of National Alarm Computer Center (“NACC”) in 2004 and Financial Security Services, Inc. (“FSS”) in 2005, the Company agreed to assume NACC and FSS’s obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers. At December 31, 2005 and March 31, 2006, amounts available to Dealers under these lines of credit were $6,195,000 and $5,883,000, respectively. The Company intends to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility.

The purchase discount resulted from the acquisitions of NACC and FSS. Purchase discount on acquired notes that are prepaid within the first year of acquisition is offset to goodwill.

3. Goodwill and Intangibles

During the three months ended March 31, 2006, goodwill decreased by approximately $894,000, due primarily to the FSS final loan valuation adjustment of certain loans acquired of approximately $955,000, offset by direct acquisition costs of approximately $61,000.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

3. Goodwill and Intangibles ( cont.)
The Company accounts for its goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test in the third quarter of each year and to date has not been required to record an impairment charge. During the second quarter of 2004 and continuing through the first quarter of 2006, the common stock of the Company traded below its book value. After evaluating current financial forecasts and operating trends, Management continues to believe that goodwill was not impaired at March 31, 2006. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

Customer Contracts and Dealer Relationships
SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has identified no impairment losses during the three months ended March 31, 2005 and 2006.

Customer contracts at March 31, 2006 consist of the following:

	Existing Portfolio	Dealer Acquired	Contracts assumed from Dealers	Total
	(in thousands)
Customer contracts December 31, 2005	$88,784	$30,037	$8,059	$126,880
Purchases	-	1,934	16	1,950
Sales and adjustments	(125)	-	-	(125)
Customer contracts March 31, 2006	88,659	31,971	8,075	128,705
-
Accumulated amortization December 31, 2005	28,657	11,881	5,810	46,348
Amortization	3,087	1,108	347	4,542
Accumulated amortization March 31, 2006	31,744	12,989	6,157	50,890

Customer contracts, net December 31, 2005	$60,127	$18,156	$2,249	$80,532

Customer contracts, net March 31, 2006	$56,915	$18,982	$1,918	$77,815

Customer contract amortization expense for the three months ended March 31, 2005 and 2006 was approximately $4,290,000 and $4,542,000, respectively. The amortization expense was reduced by approximately $148,000 and $105,000 using attrition reserves from contract purchase transactions for the three months ended March 31, 2005 and 2006, respectively.

Dealer relationships consist of the following:

	Relationships	Accumulated Amortization	Net
	(in thousands)
December 31, 2005	$58,529	$25,529	$33,000
Additions	-	1,131	$(1,131)
March 31, 2006	$58,529	$26,660	$31,869

Amortization expense was approximately $1,148,000 and $1,131,000 for the three months ended March 31, 2005 and 2006, respectively.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

3. Goodwill and Intangibles ( cont.)

Estimated amortization expense of customer contracts, dealer relationships, other identifiable intangible assets and deferred customer acquisition costs for the years ending December 31, 2006 through 2010 is as follows:

Year	Customer Contracts	Dealer Relationships	Other Identifiable Intangible Assets	Deferred Customer Acquisition Costs	Total
	(in thousands)
2006 (nine months)	$7,250	$3,353	$477	$1,384	$12,464
2007	8,555	4,060	615	1,679	14,909
2008	7,805	3,802	599	1,395	13,601
2009	6,999	3,542	554	1,097	12,192
2010	6,045	3,277	119	762	10,203

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. The net unamortized cost of portfolios subject to variable amortization based upon attrition was approximately $53,091,000 as of March 31, 2006.

4.  Stockholders’ Equity

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

Prior to January 1, 2006, the Company accounted for activity under the employee stock plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, (Accounting for Stock-Based Compensation-Transition and Disclosure). Under APB No. 25, the Company generally recognized no compensation expense with respect to options granted to employees and directors as the option exercise price is generally equal to or greater than the fair value of the Company’s common stock on the date of the grant. The value of stock options granted to non-employees were expensed.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

4.  Stockholders’ Equity (con’t)
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised), Share-Based Payment (“FAS 123R”), an amendment of FAS No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The standard also provides for different transition methods for past award grants, including the restatement of prior period results. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, the Company provided the pro-forma disclosures for past award grants as required under FAS 123. As such, the Company has recognized expense for unvested options during the quarter ended March 31, 2005 and 2006 of approximately $0 and $29,000, respectively.

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under FAS 123R in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was previously used for the Company’s proforma information required under FAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumption, including, but not limited to the expected volatility over the term of the awards and risk-free interest rate.

The following table reflects the proforma information of the Company for the three months ended March 31, 2005 as if the compensation cost had been determined in accordance with the fair value-based method prescribed by FAS 123R.

Three Months Ended March 31, 2005 Proforma
(in thousands, except per share amounts)
Net income (loss), as reported (1)	$(2,586)
Less: Stock-based compensation expense, net of tax (2)	(42)
Net income including the effect of stock-based compensation (3)	$(2,628)
Net income (loss) per share, as reported for the prior period-basic and diluted (1)	$(0.10)
Net income (loss) per share-basic and diluted, including the effect of stock-based compensation expense (3)	$(0.11)

(1)
Net income and net income (loss) per share for periods prior to fiscal year 2006 do not include stock-based compensation expense under FAS 123, because the Company did not adopt the recognition provisions of FAS 123.

(2)
Stock-based compensation expense for periods prior to fiscal year 2006 was calculated based on the proforma application of FAS 123. There is no tax benefit associated with the compensation expense due to the full valuation allowance on deferred tax benefits.

(3)	Net income (loss) per share for periods prior to fiscal year 2006 represent proforma information based on FAS 123.

The Company recognized approximately $29,000 of stock-based compensation expense in the three months ended March 31, 2006 which is included in the consolidated statement of operations. This expense had no effect on the net loss per share for the period ended March 31, 2006.

As of March 31, 2006, there was approximately $43,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 0.7 years.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

4. Stockholders’ Equity (cont.)

Company stock options outstanding as of March 31, 2006 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2005	2,258,416	$8.97
Option forfeited during 2006	(6,083)	$5.62
Options outstanding at March 31, 2006	2,252,333	$8.98	$7.42

Options exercisable at March 31, 2006	1,271,512	$9.01	$7.41

There were no options exercised during the first quarter of 2006.

The options disclosed in the table above had no aggregate intrinsic value associated with them at March 31, 2006.

Company stock options outstanding become exercisable as follows:

Period Ending	Option Plan Option Shares	Weighted Average Exercise Price	Shareholder Option Shares	Weighted Average Exercise Price
Currently exercisable	131,512	$6.96	1,140,000	$9.25
March 31, 2007	40,181	$5.52	802,000	$9.25
March 31, 2008	40,640	$5.52	42,000	$9.25
March 31, 2009	-	-	56,000	$9.25
	212,333	$6.41	2,040,000	$9.25

The following table summarized the activity related to stockholders’ equity for the three months ended March 31, 2006:

							Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
	(in thousands, except share and per share amounts)
Balance, December 31, 2005	24,681,462	$25	$207,162	$(86,073)	312,626	$(1,000)	$120,114
Net income (loss)	-	-	-	(3,414)	-	-	(3,414)
Stock-based compensation			29				29
Balance, March 31, 2006	24,681,462	$25	$207,191	$(89,487)	312,626	$(1,000)	$116,729

5. Income Taxes

A benefit related to the projected losses may not be recognized due to the Company’s continued belief that a full valuation allowance is required as an offset to its deferred tax assets. Deferred tax expense is a result of an increase in deferred tax liabilities. The deferred tax liability represents the state deferred tax liability of IASG which cannot be offset by the state deferred tax asset of its subsidiaries due to the companies being subject to state taxes in different state tax jurisdictions and deferred tax liabilities relating to tax goodwill basis differences associated with acquisitions. Current taxes include minimum taxes, capital taxes and state income taxes imposed on companies in separate taxing jurisdictions.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

6. Income (Loss) per Common Share

The income (loss) per common share is as follows:

	Three Months Ended March 31,
	2005	2006
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$(2,586)	$(3,414)
Denominator
Weighted average shares outstanding	24,681,462	24,368,836
Net income (loss) per share	$(0.10)	$(0.14)

The shares represented by options and convertible promissory notes below have not been included as common stock equivalents, as they would be anti-dilutive.

	As of March 31,
	2005	Weighted Average Option Price	2006	Weighted Average Option Price
Stock options and convertible promissory notes outstanding are as follows:
Convertible promissory notes	716,396	$6.94	-	$-
Stock option plans	186,166	$6.65	212,333	$6.41
Shareholder options	1,900,000	$9.25	2,040,000	$9.25
Total	2,802,562		2,252,333

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

In May 2003, a former employee of McGinn, Smith & Co., Inc. brought an action against the Company, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. The Court’s decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified the Company from any damages or legal expenses that the Company may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never the Company's employee.  The Company moved to dismiss the plaintiff’s complaint against the Company and that motion was granted in its entirety, dismissing the Company from the lawsuit. Plaintiff filed a notice of appeal but did not appeal within the prescribed time frame. The Company believes this matter is resolved.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

7. Litigation (con’t)

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

8. Segment and Related Information

Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three months ended March 31, 2005 and 2006.

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

The alarm-monitoring wholesale services segment provides monitoring services to a broad range of independent alarm-monitoring dealers. The alarm-monitoring retail services segment provides working capital to independent alarm-monitoring dealers. This is accomplished by purchasing alarm monitoring contracts from the dealer or by providing loans using the dealer's alarm monitoring contracts as collateral. IASI provides monitoring services (through IASG and other affiliated and non-affiliated entities) to its customers.

Summarized financial information as of and for the three months ended March 31, 2005 and 2006 concerning the Company's reportable segments is shown in the following table:

Three Months ended March 31, 2006:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$7,859	$16,289	$-	$24,148
Intersegment revenue	1,192	-	(1,192)	-
Interest income	-	929	106	1,035
Interest expense	-	21	4,096	4,117
Income (loss) before income taxes	1,788	1,519	(6,529)	(3,222)
Purchase of contracts and businesses	-	896	-	896
Depreciation and amortization	1,425	4,953	-	6,378
Amortization of customer acquisition costs	-	460	-	460

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

8. Segment and Related Information (con’t)

Three Months ended March 31, 2005:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$7,855	$16,603	$-	$24,458
Intersegment revenue	1,182	-	(1,182)	-
Interest income	-	1,122	133	1,255
Interest expense	6	14	4,166	4,186
Income (loss) before income taxes	447	3,216	(6,109)	(2,446)
Purchase of contracts, dealer relations and businesses	-	9,699	-	9,699
Depreciation and amortization	1,441	4,673	-	6,114
Amortization of customer acquisition costs	-	338	-	338

9. Subsequent Events

On April 24, 2006, the Board of Directors of the Company announced that they will not be renewing the employment contracts of Mr. Timothy McGinn, current Chairman and CEO and Mr. Thomas Few, Sr., then current President and Vice Chairman of the Board. Mr. McGinn’s employment will continue through May 31, 2006, while Mr. Few’s employment was terminated as of April 30, 2006.

Director John Mabry has been elected non-executive Chairman of the Company with the assignment to restructure corporate management. Mr. Mabry will become Chairman of the Board of Directors of the Company effective June 1, 2006. In connection with his appointment, Mr. Mabry's annual retainer fee, payable for his service on the Board has been increased by $140,000, payable quarterly in arrears. As part of his compensation as non-executive Chairman of the Board, Mr. Mabry has also been granted a stock option to purchase (i) 25,000 shares of the Company at an exercise price of $4.25 per share and (ii) 50,000 shares of the Company at an exercise price of $5.25 per share. This stock option will vest and become non-forfeitable on December 1, 2006, the sixth-month anniversary of the effective date of Mr. Mabry's appointment, provided that he remains non-executive Chairman of the Board at that date, and shall become exercisable on April 23, 2007, the first anniversary of the date on which it was granted. The stock option shall automatically vest, to the extent not then vested, if his position as non-executive Chairman of the Board is terminated other than for just cause. The stock option will immediately vest and become fully exercisable, to the extent not then vested and exercisable, upon a "Change of Control" of the Company, as such term is defined in the Company's 2004 Stock Incentive Plan. His stock option, once vested, shall remain exercisable until April 23, 2009, the third anniversary of the date on which it was granted, except that it will be forfeited immediately, whether or not it is vested, if his position as non-executive Chairman of the Board is terminated for just cause. The stock option shall otherwise be subject to the terms of the 2004 Stock Incentive Plan and the Company's form of option agreement.

The Board of Directors of the Company has appointed Charles May as Special Advisor to the Board of Directors, effective as of April 24, 2006 and as acting President and Chief Executive Officer, effective as of June 1, 2006. In connection with Mr. May’s appointment, the Company has negotiated employment terms with Mr. May including monthly compensation of $35,000 and the grant of an option to purchase (i) 50,000 shares of common stock of the Company at an exercise price per share of $4.25, and (ii) 100,000 shares of common stock of the Company at an exercise price per share of $5.25. This stock option will vest and become non-forfeitable on November 1, 2006, the sixth-month anniversary of the date of employment (provided that he is employed by the Company on that date) and shall become exercisable on April 23, 2007, the first anniversary of the date on which it was granted. The stock option shall automatically vest, to the extent not then vested, if his employment with the Company is terminated other than for just cause. The stock option will immediately vest and become fully exercisable, to the extent not then vested and exercisable, upon a "Change of Control" of the Company, as such term is defined in the Company's 2004 Stock Incentive Plan. His stock option, once vested, shall remain exercisable until April 23, 2009, the third anniversary of the date on which it was granted, except that it will be forfeited immediately, whether or not it is vested, if his employment with the Company is terminated for just cause. The stock option shall otherwise be subject to the terms of the 2004 Stock Incentive Plan and the Company's form of option agreement. The terms of Mr. May's employment also contains standard indemnification and confidentiality provisions.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

9. Subsequent Events (con’t)
In connection with the expiration of his employment agreement on April 30, 2006, the Company entered into a Transition Services Agreement (the "Transition Services Agreement"), effective April 22, 2006 with Timothy M. McGinn, its Chairman and Chief Executive Officer. Pursuant to the terms of the Transition Services Agreement, Mr. McGinn's status as an employee and officer of the Company will extend through and terminate on May 31, 2006. Mr. McGinn will also cease to be Chairman of the Board of Directors on May 31, 2006.

Under the Transition Services Agreement, Mr. McGinn is entitled to continue to receive his current base salary and to participate in the Company's benefit plans in accordance with the terms currently applicable under Mr. McGinn's expiring employment agreement. In connection with his termination as Chief Executive Officer, the Company will make a one-time cash lump sum payment to Mr. McGinn under the Transition Services Agreement in the amount of fifty per cent of his current rate of annual base salary. Mr. McGinn will be entitled to reimbursement for medical continuation coverage for the lesser of eighteen months and the period for which such coverage remains in effect. Mr. McGinn is subject to a 6-month non-compete following his departure from the Company.

The Company's credit agreement with LaSalle Bank National Association provides that if either Mr. McGinn or Mr. Few are no longer with the Company it is an event of default under the credit facility. The Company obtained a waiver of this provision from LaSalle Bank on April 27, 2006.

10. Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS No. 156”). This Standard amends FASB Statement No. 140, Accounting for Transfers and Servicing Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Standard requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is a related sale of financial assets, certain transfers, or assumption of an obligation to service a financial asset that does not relate to the financial assets of the servicer. The Company will be required to adopt this Statement on January 1, 2007 and will apply the requirements prospectively to all transactions after the effective date. The Company has not yet determined the effect that adopting FAS No. 156 will have on its financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140 (“FAS No. 155”). This Standard resolves and clarifies the accounting and reporting for certain financial instruments including, hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt this Standard on January 1, 2007 and has not yet determined the effect that adopting FAS No. 155 will have on the financial statements.

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

In November 2004, the FASB issued FAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Standard requires that items such as idle facility expense and excess spoilage be recognized as current period charges. Under ARB No. 43, such costs were considered inventoriable costs unless they were considered so abnormal as to require immediate expensing. The Company adopted the Standard on January 1, 2006 and it did not have a material effect on the Company’s financial statements.

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

Critical Accounting Policies
Our discussion and analysis of results of operations, financial condition and cash flows are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an on-going basis, including those related to revenue recognition and allowance for doubtful accounts, valuation to allocate the purchase price for a business combination, notes receivable reserve and fair value of customer contracts on foreclosed loans, fair value and forecasted data to assess recoverability of intangible assets and goodwill, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

TOC

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

We sell bundled arrangements to our commercial and residential customers which consist of equipment, installation services and ongoing monitoring services generally under three to five year contracted terms. These bundled arrangements generally require an upfront payment and recurring monthly revenue (“RMR”) payments over the term of the contract. Amounts assigned to each component are based on the component’s objectively determined fair value. If fair value can not be determined for a sale involving multiple elements, upfront non-refundable deposits are deferred and recognized over the expected life of the customer relationship. The RMR is recognized monthly over the term of the contract.

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

At March 31, 2006, we had non-performing loans to Dealers aggregating approximately $1,120,000. Currently, the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

Deferred customer acquisition costs, net
The direct incremental costs associated with obtaining a new customer including the installation of the monitoring systems, to the extent of deferred revenue (upfront non-refundable deposits), are capitalized and amortized over the expected life of the customer relationship. Excess direct incremental costs over deferred revenue (upfront non-refundable deposits) are being amortized over the term of the contract. Direct incremental cost associated with contracts in which there is no associated upfront installation revenue are amortized over the life of the contract.

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

TOC

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of Dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of March 31, 2006, our long-lived assets aggregate approximately $128,480,000.

We account for goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment test in the third quarter of each year and to date have not been required to record an impairment charge. During the second quarter of 2004, our common stock began trading below its book value and has continued to do so through the first quarter of 2006. After evaluating current financial forecasts and operating trends, Management continues to believe that goodwill was not impaired at March 31, 2006. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows. Our goodwill balance at March 31, 2006 is approximately $94,025,000.

Stock-Based Compensation
Prior to January 1, 2006, we accounted for activity under the employee stock plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, (Accounting for Stock-Based Compensation-Transition and Disclosure). Under APB No. 25, we generally recognized no compensation expense with respect to options granted to employees and directors as the option exercise price is generally equal to or greater than the fair value of the our common stock on the date of the grant. The value of stock options granted to non-employees were expensed.

TOC

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised), Share-Based Payment (“FAS 123R”), an amendment of FAS No. 123, Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of FAS 123R, we provided the pro-forma disclosures for past award grants as required under FAS 123. As such, we have recognized expense for unvested options during the quarter ended March 31, 2006 of approximately $29,000.

We used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under FAS 123R in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was previously used for our proforma information required under FAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumption, including, but not limited to the expected volatility over the term of the awards and risk-free interest rate.

Income Taxes
As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process will involve estimates of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to be amount expected to be realized. In the event it becomes more than likely than not that some or all of the deferred tax asset valuation allowance will not be needed, the valuation allowance will be adjusted.

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

In May 2003, a former employee of McGinn, Smith & Co., Inc. brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. The Court’s decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never our employee.  We moved to dismiss the plaintiff’s complaint against us and that motion was granted in its entirety, dismissing us from the lawsuit. Plaintiff filed a notice of appeal but did not appeal within the prescribed timeframe. We believe this matter is resolved.

In December of 2005, Ira R. Beer, former president of our American Home Security, Inc (“AHS”) subsidiary in Las Vegas, brought an action against AHS and us in District Court for Clark County, Nevada. Mr. Beer seeks monies allegedly due under a certain Employment Agreement dated November 21, 2003. Mr. Beer’s employment was terminated, for cause, on December 8, 2005. Mr. Beer’s lawsuit alleges that his termination was not for cause and that he is owed unpaid salary through the end of 2006 of some $440,000 and a certain “bonus buy-out” which he asserts to be approximately $2,192,000. He also seeks unspecified punitive damages. We have filed a counterclaim against Mr. Beer for derogation of his management duties. While we recognize that there may be some liability to Mr. Beer as a result of his termination, it is our position that such liability, if any, is significantly less than what Mr. Beer is seeking, and our position will be vigorously defended. Based on the terms of the employment agreement, we have recorded a liability for the “bonus buy-out” during 2005.

We are involved in litigation and various legal matters that have arisen in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

TOC

Results of Operations

Consolidated. Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

The following chart and discussion reflects the impact of the elimination of intersegment revenue and cost of revenue:

	For the Three Months Ended March 31,
	2005	2006	Dollar Variance	Percent Variance
Total revenue	$24,458	$24,148	$(310)	(1.3)%
Expenses:
Cost of revenue (excluding depreciation and amortization)	10,319	9,451	(868)	(8.4)%
Selling and marketing	1,159	1,273	114	9.8%
Depreciation and amortization	6,114	6,378	264	4.3%
(Gain) loss on sale or disposal of assets	-	(10)	(10)	N/A
General and administrative	6,107	6,954	847	13.9%
Total expenses	23,699	24,046	347	1.5%

Income (loss) from operations	759	102	(657)	(86.6)%
Other income (expense):
Amortization of debt issuance costs	(274)	(242)	32	(11.7)%
Interest expense	(4,186)	(4,117)	69	(1.6)%
Interest income	1,255	1,035	(220)	(17.5)%
Income (loss) before income taxes	(2,446)	(3,222)	(776)	(31.7)%
Income tax expense (benefit)	140	192	52	37.1%
Net income (loss)	$(2,586)	$(3,414)	$(828)	32.0%

Revenue
Total consolidated revenue remained consistent from first quarter 2005 to the same period in 2006. The decrease was primarily due to a decrease in the retail revenue of approximately $314,000, offset by an increase in the wholesale revenue of approximately $14,000 addressed in the individual segment discussions below. Additionally, eliminated in the consolidated statement of operations is an increase of approximately $10,000 in intersegment revenue which is included in the wholesale revenue in the segment chart below.

Cost of Revenue (Excluding Depreciation and Amortization)
The decrease in consolidated cost of revenue is primarily due to a decrease in the wholesale segment of approximately $1,011,000, offset by an increase in retail cost of revenue of approximately $153,000 addressed in the individual segment discussions below. Additionally, eliminated in the consolidated statement of operations is an increase of approximately $10,000 in intersegment cost of revenue which is included in the retail cost of revenue in the segment chart below.

Operating Expenses
Selling and marketing expenses increased in the wholesale and retail segments approximately $24,000 and $90,000, respectively. The increase in the retail segment selling and marketing expenses is primarily due to increases in costs associated with installation of new customer systems of approximately $56,000 and advertising and marketing expenses of approximately $48,000, offset in part, by a decrease in salaries, benefits and other compensation of approximately $9,000.

TOC

The increase in depreciation and amortization expense is primarily due to an increase in the retail segment of approximately $280,000, offset by a decrease in the wholesale segment of approximately $16,000. The retail segment increase was primarily due to an increase of approximately $252,000 in the amortization of customer contract costs.

Total consolidated general and administrative expenses increased from the prior year. This increase was primarily caused by an increase in salaries, benefits and other compensation of approximately $927,000, offset in part by a decrease in bad debt expense of approximately $66,000. The retail and corporate segments general and administrative expenses increased approximately $648,000 and $495,000, respectively while the wholesale segment expense decreased approximately $296,000, which are addressed in the individual segment discussions below.

Amortization of Debt Issuance Costs
The amortization of debt issuance costs decreased due primarily to the payoff of convertible promissory notes in late 2005.

Interest Expense
Consolidated interest expense remained fairly consistent from year to year. The majority of the decrease is due to approximately $70,000 reduction in the corporate segment interest expense addressed in the individual segment discussions below.

Interest Income
The decrease in interest income is primarily due to the decrease in the retail segment of approximately $193,000 caused by a net decrease in the total loan portfolio mainly due to repayments in excess of acquired loans.

Taxes
The increase in income tax expense is due to an increase of state taxes in separate taxing jurisdictions, along with an increase in goodwill amortization, both relating to the acquisition of FSS.

Results of Operations by Segment
The comparable financial results for the Company’s two operating segments; Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services for the three months ended March 31, 2006 compared with the three months ended March 31, 2005 are discussed below.

The following charts and discussions include intersegment revenue and cost of revenue that are eliminated in the consolidated financial statements. These amounts for the quarter ended March 31, 2005 and 2006 are approximately $1,182,000 and $1,192,000, respectively. The retail segment incurs expense for the monitoring services provided by the wholesale segment. The inclusion of intersegment activity provides a more realistic presentation of how these segments would operate on a stand alone basis.

Alarm Monitoring, Wholesale Segment.

	For the Three Months Ended March 31,
	2005	2006	Dollar Variance	Percent Variance
Total revenue	$9,037	$9,051	$14	0.2%
Expenses:
Cost of revenue (excluding depreciation and amortization)	6,210	5,199	(1,011)	(16.3)%
Selling and marketing	316	340	24	7.6%
Depreciation and amortization	1,441	1,425	(16)	(1.1)%
Loss on sale or disposal of assets	22	-	(22)	N/A
General and administrative	595	299	(296)	(49.7)%
Total expenses	8,584	7,263	(1,321)	(15.4)%

Income (loss) from operations	453	1,788	1,335	294.7%
Other income (expense):
Interest expense	(6)	-	6	(100.0)%
Income (loss) before income taxes	$447	$1,788	$1,341	300.0%

TOC

Wholesale segment revenue increased approximately $611,000 due to the FSS acquisition in the fourth quarter of 2005. An additional increase of approximately $145,000 was due to an increase in the average revenue per contract per month of approximately $0.09. An additional increase of approximately $10,000 was due to an increase in intersegment revenue. These increases were offset by a decrease of approximately $752,000 as a result of a decrease in the average number of contracts per month of approximately 56,000.

The increase in the wholesale segment’s income from operations was primarily due to the decrease in the segment’s cost of revenue along with a decrease in general and administrative expenses. The decrease in cost of revenue primarily consisted of decreases in salaries, benefits and other compensation of approximately $455,000, telephone expenses of $228,000, office supplies and services of approximately $125,000, software and business licenses and permits of approximately $59,000 and travel and entertainment of approximately $48,000. The decrease in general and administrative expenses is primarily due to approximately $222,000 for facility closure costs during 2005.

The increase in the wholesale segment’s income before income taxes is primarily due to the increase in income from operations discussed above.

Alarm Monitoring, Retail Segment.

	For the Three Months Ended March 31,
	2005	2006	Dollar Variance	Percent Variance
Total revenue	$16,603	$16,289	$(314)	(1.9)%
Expenses:
Cost of revenue (excluding depreciation and amortization)	5,291	5,444	153	2.9%
Selling and marketing	843	933	90	10.7%
Depreciation and amortization	4,673	4,953	280	6.0%
(Gain) loss on sale or disposal of assets	(22)	(10)	12	(54.5)%
General and administrative	3,710	4,358	648	17.5%
Total expenses	14,495	15,678	1,183	8.2%

Income from operations	2,108	611	(1,497)	(71.0)%
Other income (expense):
Interest expense	(14)	(21)	(7)	50.0%
Interest income	1,122	929	(193)	(17.2)%
Income (loss) before income taxes	$3,216	$1,519	$(1,697)	52.8%

Revenue from retail segment operations decreased due to a decrease of approximately 5,000 in the average number of retail contracts owned per month, resulting in a decrease in revenue of approximately $495,000, along with a decrease of approximately $23,000 due to a decrease in the average revenue per contract per month of $0.06. This decrease was offset in part by an increase in service revenue of approximately $141,000, which was mainly due to the service revenue associated with the FSS acquisition in 2005 in the amount of approximately $88,000. Additionally, installation revenue and other revenue increased approximately $45,000 and $18,000, respectively.

TOC

The segment’s income from operations decreased primarily because of the above decrease in revenue along with increases in cost of revenue, selling and marketing, depreciation and amortization and general and administrative expenses. Cost of revenue as a percentage of revenue was 31.9% in 2005 and 33.4% in 2006. The increase in the retail segment selling and marketing expenses is primarily due to increases in costs associated with installation of new customer systems of approximately $56,000 and advertising and marketing expenses of approximately $48,000, offset in part, by a decrease in salaries, benefits and other compensation of approximately $9,000. Approximately $252,000 of the retail segment depreciation and amortization increase is attributable to an increase in the customer contract amortization. General and administrative expense increases in the retail segment consist of increases in salaries, benefits and other compensation of approximately $593,000, accounting, legal and other professional fees of approximately $142,000 and bank and lockbox fees of approximately $80,000. These increases were offset, in part, by decreases in bad debt expense of approximately $171,000 and billing and collection fees of approximately $82,000.

The decrease in the segment’s income before income taxes is primarily due to the above mentioned decrease in income from operations along with a decrease in interest income. The decrease in interest income is primarily a result of lower notes receivable balances due to loans being paid off since the first quarter of 2005.

Corporate.

	For the Three Months Ended March 31,
	2005	2006	Dollar Variance	Percent Variance
Expenses:
General and administrative	$1,802	$2,297	$495	27.5%
Total expenses	1,802	2,297	495	27.5%

Income (loss) from operations	(1,802)	(2,297)	(495)	(27.5)%
Other income (expense):
Amortization of debt issuance costs	(274)	(242)	32	(11.7)%
Interest expense	(4,166)	(4,096)	70	(1.7)%
Interest income	133	106	(27)	(20.3)%
Income (loss) before income taxes	$(6,109)	$(6,529)	$(420)	(6.9)%

Corporate’s loss from operations increased due to general and administrative expenses. This increase is primarily due to an increase in salaries, benefits and other compensation of approximately $451,000 caused by the movement of certain employees from retail and wholesale segments into the corporate segment.

The loss before income taxes in the corporate segment increased primarily due to the above mentioned increase in general and administrative expenses along with a decrease in interest expense. The decrease in interest expense is for the most part attributable to the repayment of convertible notes during the later half of 2005.

TOC

Liquidity and Capital Resources

(bracketed amounts represent a use of funds)

Net cash provided by operating activities was approximately $7,311,000 for the three months ended March 31, 2006, compared to approximately $6,187,000 provided by operating activities for the three months ended March 31, 2005, an increase of approximately $1,124,000. This increase was primarily the result of a decrease in accounts receivable of approximately $823,000 in the first three months of 2006 compared to an increase in accounts receivable of approximately $487,000 for the same period of 2005. In addition, approximately $1,232,000 of the increase in cash provided by operations was the result of a smaller decrease in accounts payable during the first quarter of 2006 compared with the same period of 2005. These increases were offset, in part, by an increase of approximately ($828,000) in the net loss from operations during the first three months of 2006 compared to the same period of 2005. The aforementioned increases were also partially offset by approximately ($590,000) due to a larger increase in accrued expenses in the first quarter of 2005 than in the first quarter of 2006.

Net cash used in investing activities was approximately ($3,913,000) for the first three months of 2006 compared to approximately ($10,193,000) for the same period of 2005, a decrease in net cash used of approximately $6,280,000. The decrease in net cash used in investing activities was primarily due to a period over period decrease in the acquisition of customer contracts of approximately $8,719,000, and an increase of approximately $643,000 in restricted cash balances during the first quarter of 2005. These decreases in net cash used in investing activities were offset, in part, by increases in new dealer loans and a reduction in dealer loan repayments during the first three months of 2006 as compared to the same period of 2005 of approximately ($1,725,000) and ($1,332,000), respectively.

Net cash used in financing activities was approximately ($78,000) for the first quarter of 2006 compared to approximately ($695,000) for the same period of 2005, a decrease in net cash used of approximately $617,000. The decrease in cash used was primarily due to a decrease in the repayment of long-term debt and payments of obligations under capital leases of approximately $331,000 and a decrease in debt issuance costs of approximately $286,000.

The balance sheet at March 31, 2006 reflects working capital of approximately $9,747,000.  As of March 31, 2006, we had recurring monthly revenue (“RMR”) of approximately $4,612,000 in our retail monitoring segment and approximately $3,000,000 in our wholesale monitoring segment.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $2,538,000. In addition, our strategy calls for us to purchase monitoring contracts at an aggregate cost of approximately $38,000,000.

As part of the NACC and FSS Acquisitions, we agreed to assume obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers as of the date of purchase. At March 31, 2006, open lines of credit to these Dealers were approximately $5,883,000. We intend to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility.

The Company's credit agreement with LaSalle Bank National Association provides that if either Mr. McGinn or Mr. Few are no longer with the Company it is an event of default under the credit facility. The Company obtained a waiver of this provision from LaSalle Bank on April 27, 2006.

We believe that our existing cash, cash equivalents, LaSalle Credit Facility and RMR are adequate to fund our operations for at least the next twelve months.

Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS No. 156”). This Standard amends FASB Statement No. 140, Accounting for Transfers and Servicing Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Standard requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is a related sale of financial assets, certain transfers, or assumption of an obligation to service a financial asset that does not relate to the financial assets of the servicer. We will be required to adopt this Statement on January 1, 2007 and will apply the requirements prospectively to all transactions after the effective date. We have not yet determined the effect that adopting FAS No. 156 will have our financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140 (“FAS No. 155”). This Standard resolves and clarifies the accounting and reporting for certain financial instruments including, hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will be required to adopt this Standard on January 1, 2007 and have not yet determined the effect that adopting FAS No. 155 will have on the financial statements.

TOC

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

Contractual Obligations and Commercial Commitments
The Company’s significant contractual obligations as of March 31, 2006 are approximately $219,675,000. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$125,000	$-	$-	$-	$125,000
Capital leases	734	313	351	70	0
Operating leases	3,815	1,777	1,696	342	0
Interest expense (estimated) *	90,126	15,051	30,068	30,007	15,000
	$219,675	$17,141	$32,115	$30,419	$140,000

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

For the quarters ended March 31, 2005 and 2006, our annualized end-user account growth rates in the wholesale monitoring segment, excluding acquisitions were 2.3% and (4.8%), respectively. For the quarters March 31, 2005 and 2006, our annualized end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end-users added and end-users acquired, was 20.8% and 22.3%, respectively.

TOC

Following is a summary of our end-user accounts:

	2005	2006
Beginning balance, January 1,	719,881	728,223
End-users added, excluding acquisitions	43,894	33,734
End-user losses	(39,768)	(42,426)
Ending balance, March 31,	724,007	719,531

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

Alarm-Monitoring Retail Services
The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the periods presented are as follows:

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	Annualized attrition for the four quarters ended March 31, 2006

Legacy and flow	13.69%	17.79%	19.99%	18.30%	12.12%	16.00%
Residential since IPO	11.71%	12.88%	22.39%	17.54%	12.07%	15.28%
Commercial since IPO	5.24%	12.29%	2.56%	6.16%	5.30%	6.43%

Total	10.85%	13.82%	17.76%	15.25%	10.60%	13.61%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is affected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency risk. At March 31, 2006, we had no short-term investments and our cash and cash equivalents are invested in money market accounts.

TOC

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

This conclusion was based on the fact that the material weakness that existed at December 31, 2005 disclosed in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2006 was still present at March 31, 2006. The material weakness related to the Company not maintaining effective controls over accounts receivable, revenue, and deferred revenue accounts. In light of the material weakness, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 1 of this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2006, except as noted in the following paragraph that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Plan for Remediation of Material Weaknesses
Our plan to remediate the above material weakness remains unchanged from that which was disclosed in our Form 10-K filed with the SEC on March 16, 2006. As of the date of this filing, the remediation initiatives management has implemented and will continue to implement include:

•  The Company completed the realigning of the billing and cancellation processes related to the retail revenue system to the retail accounting group as of the end of the first quarter  2006. The Company has started the formal documentation of processing and review controls for these functions and intends to have the policies completed and operating by end of the third quarter 2006.

•  The Company has completed the reorganization of the customer service and collection groups under the supervision of the Company’s Chief Operating Officer during the first quarter of 2006.

•  The Company is developing a conversion plan for the remaining three revenue platforms over to the Corporate revenue system.

As the Company continues to take the steps to remediate the identified material weakness, in accordance with SEC and PCAOB guidance, management does not believe that it will fully be able to demonstrate that such material weakness has been remediated until the Company and its independent registered public accounting firm conduct their December 31, 2006 fiscal year-end assessment and audit of the Company’s internal control over financial reporting.

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

In May 2003, a former employee of McGinn, Smith & Co., Inc. brought an action against us, as well as McGinn, Smith & Co., Inc. and M&S Partners for wrongful termination. The suit brought in the Supreme Court of the State of New York seeks damages of $10,000,000. The Court’s decision on the motion is still pending. McGinn, Smith & Co., Inc. and M&S Partners have fully indemnified us from any damages or legal expenses that we may incur as a result of the suit. This employee of McGinn, Smith & Co., Inc. was never our employee.  We moved to dismiss the plaintiff’s complaint against us and that motion was granted in its entirety, dismissing us from the lawsuit. Plaintiff filed a notice of appeal but did not appeal within the prescribed timeframe. We believe this matter is resolved.

In December of 2005, Ira R. Beer, former president of our American Home Security, Inc (“AHS”) subsidiary in Las Vegas, brought an action against AHS and us in District Court for Clark County, Nevada. Mr. Beer seeks monies allegedly due under a certain Employment Agreement dated November 21, 2003. Mr. Beer’s employment was terminated, for cause, on December 8, 2005. Mr. Beer’s lawsuit alleges that his termination was not for cause and that he is owed unpaid salary through the end of 2006 of some $440,000 and a certain “bonus buy-out” which he asserts to be approximately $2,192,000. He also seeks unspecified punitive damages. We have filed a counterclaim against Mr. Beer for derogation of his management duties. While we recognize that there may be some liability to Mr. Beer as a result of his termination, it is our position that such liability, if any, is significantly less than what Mr. Beer is seeking, and our position will be vigorously defended. Based on the terms of the employment agreement, we have recorded a liability for the “bonus buy-out” during 2005.

We are involved in litigation and various legal matters that have arisen in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
Risk Factors are discussed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit 10.1. Employment Agreement by and between the registrant and Charles T. May III
Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications.
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

May 10, 2006        INTEGRATED ALARM SERVICES GROUP, INC.

By: /s/ Timothy M. McGinn
Name: Timothy M. McGinn
Title: Chief Executive Officer

By: /s/Michael T. Moscinski
Name: Michael T. Moscinski
Title: Chief Financial Officer

TOC