Form 10-Q
period 2006-06-30
INTEGRATED ALARM SERVICES GROUP INC
filed 2006-08-10
CIK 1200022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR

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

As of August 1, 2006, there were 24,368,836 shares of the registrant's common stock outstanding.

TOC

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of
	December 31,	June 30,
	2005	2006
		(UNAUDITED)
	(in thousands, except for share data)
Assets
Current assets:
Cash and cash equivalents	$16,239	$17,627
Current portion of notes receivable	6,108	6,207
Accounts receivable less allowance for doubtful accounts	5,158	4,133
Inventories	1,477	1,331
Prepaid expenses	1,084	1,492
Due from related parties	87	73
Total current assets	30,153	30,863
Property and equipment, net	7,843	7,643
Notes receivable net of current portion and allowance
for doubtful accounts	10,085	10,140
Dealer relationships, net	33,000	30,737
Customer contracts, net	80,532	68,584
Deferred customer acquisition costs, net	7,874	8,396
Goodwill	94,919	91,265
Debt issuance costs, net	4,596	4,161
Assets of business transferred	-	8,178
Other identifiable intangibles, net	2,790	2,472
Restricted cash	758	287
Other assets	524	326
Total assets	$273,074	$263,052

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$350	$216
Accounts payable	2,306	1,423
Accrued expenses	9,256	8,601
Current portion of deferred revenue	8,724	7,701
Other liabilities	390	418
Total current liabilities	21,026	18,359

Long-term debt, net of current portion	125,000	125,000
Capital lease obligations, net of current portion	461	274
Deferred revenue, net of current portion	4,830	5,274
Liabilities of business transferred	-	1,050
Advance payment		827
Deferred income taxes	1,582	1,776
Due to related parties	61	76
Total liabilities	152,960	152,636

Commitments and Contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, authorized
3,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized
100,000,000 shares, 24,681,462 shares issued	25	25
Paid-in capital	207,162	207,325
Accumulated deficit	(86,073)	(95,934)
Treasury stock - common, at cost, 312,626 shares	(1,000)	(1,000)
Total stockholders' equity	120,114	110,416
Total liabilities and stockholders' equity	$273,074	$263,052

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2006	2005	2006
	(in thousands, except share and per share data)
Revenue:
Monitoring fees	$7,750	$7,574	$15,572	$15,407
Revenue from customer accounts	15,419	12,952	29,701	26,628
Related party monitoring fees	34	24	67	50
Service, installation and other revenue	1,485	2,520	3,806	5,133
Total revenue	24,688	23,070	49,146	47,218

Expenses:
Cost of revenue (excluding depreciation and amortization)	10,429	9,751	20,748	19,202
Selling and marketing	1,360	1,404	2,519	2,677
Depreciation and amortization	7,142	7,416	13,256	13,794
(Gain) loss on sale or disposal of assets	442	(19)	442	(29)
Loss on business transferred	-	500	-	500
General and administrative	8,054	6,953	14,161	13,907
Total expenses	27,427	26,005	51,126	50,051

Income (loss) from operations	(2,739)	(2,935)	(1,980)	(2,833)
Other income (expense):
Amortization of debt issuance costs	(282)	(242)	(556)	(484)
Interest expense	(4,301)	(4,160)	(8,487)	(8,277)
Interest income	1,123	1,035	2,378	2,070
Income (loss) before income taxes	(6,199)	(6,302)	(8,645)	(9,524)
Income tax expense	141	145	281	337
Net income (loss)	$(6,340)	$(6,447)	$(8,926)	$(9,861)
Basic and diluted income (loss) per share	$(0.26)	$(0.26)	$(0.36)	$(0.40)

Weighted average number of common shares outstanding	24,681,462	24,368,836	24,681,462	24,368,836

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2006
 (UNAUDITED)

	For the Six Months Ended June 30,
	2005	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(8,926)	$(9,861)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	13,256	13,794
Amortization of deferred customer acquisition costs , net	252	375
Amortization of debt issuance costs	556	484
Interest expense - non-cash, notes	441	-
Stock-based compensation	-	163
Provision for bad debts	643	(81)
Deferred income taxes	219	194
Earned discount on notes receivable	(615)	(500)
Loss on business transferred	-	500
(Gain) loss on sale or disposal of assets	442	(29)
Changes in assets and liabilities, net of effects of
acquisitions and non-cash transactions:
Accounts receivable	32	1,077
Inventories	72	96
Prepaid expenses	(69)	(408)
Other assets	(31)	180
Deferred customer acquisition costs	(2,911)	(1,807)
Due from/to related parties	(56)	29
Accounts payable and accrued expenses	(1,416)	(1,315)
Deferred revenue	(31)	(814)
Deferred revenue - bundled arrangements	1,943	1,454
Other liabilities	20	27
Net cash provided by operating activities	3,821	3,558
Cash flows from investing activities:
Purchase of property and equipment	(1,004)	(1,336)
Proceeds from sale of property and equipment	-	7
Purchase of customer contracts and dealer relationships	(11,747)	(2,428)
Proceeds from sale of customer contracts and accounts receivable	-	254
Financing of dealer loans	(2,440)	(5,178)
Repayment of dealer loans	7,431	5,851
Increase in restricted cash	(643)	471
Proceeds from net assets of business transferred, net of direct incremental costs	-	450
Business acquisitions, net of cash acquired	(123)	(62)
Net cash used in investing activities	(8,526)	(1,971)
Cash flows from financing activities:
Payments of obligations under capital leases	(244)	(150)
Repayment of long-term debt	(835)	-
Debt issuance costs	(329)	(49)
Net cash used in financing activities	(1,408)	(199)

Net (decrease) increase in cash and cash equivalents for the year	(6,113)	1,388
Cash and cash equivalents at beginning of year	31,555	16,239
Cash and cash equivalents at end of period	$25,442	$17,627

Supplemental disclosure of cash flow information:
Interest paid	$7,877	$8,275
Income taxes paid	$50	$171

Supplemental disclosure of non-cash items:
Net assets of business transferred	$-	$5,851
Notes receivable converted to customer contracts	$3,298	$714

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Management Opinion

The financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, that are considered necessary for fair presentation of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries’ (“IASG” or the “Company”) for the three and six months ended June 30, 2006 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented herein, in accordance with regulations. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. The 2005 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period expenses in the consolidated statement of operations have been reclassified to conform to the current period presentation.

2.  Notes Receivable

The Company’s notes receivable consisted of the following:

	December 31, 2005	June 30, 2006
	(in thousands)
Performing loans	$17,693	$17,400
Non-performing loans	1,664	1,144
Total Loans	19,357	18,544

Less: Reserves	(246)	(246)
Purchase discount	(2,918)	(1,951)
Net loans	$16,193	$16,347

At December 31, 2005 and June 30, 2006, the Company had non-performing loans aggregating approximately $1,664,000 and $1,144,000, respectively. Currently the cash flow from the underlying collateral supports the carrying value of the loans, therefore no impairment charge was recorded. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

As part of the acquisitions of National Alarm Computer Center (“NACC”) in 2004 and Financial Security Services, Inc. (“FSS”) in 2005, the Company agreed to assume NACC and FSS’s obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers. At December 31, 2005 and June 30, 2006, amounts available to Dealers under these lines of credit were $6,195,000 and $4,900,000, respectively. The Company intends to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility.

The purchase discount resulted from the acquisitions of NACC and FSS. Unamortized purchase discount on acquired notes that are prepaid within the first year of acquisition is offset to goodwill.

3.  Goodwill and Intangibles

During the six months ended June 30, 2006, goodwill decreased by approximately $3,654,000, due primarily to the allocation of approximately $2,659,000 to net assets of business transferred and approximately $995,000 primarily from FSS loans being prepaid during the six months ended June 30, 2006.

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

Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test in the third quarter of each year and to date has not been required to record an impairment charge. During the second quarter of 2004 and continuing through the second quarter of 2006, the common stock of the Company traded below its book value. After evaluating current financial forecasts and operating trends, Management continues to believe that goodwill was not impaired at June 30, 2006. A non-cash goodwill impairment charge may result in a future period if there is a decline in estimated future earnings and cash flows.

Customer Contracts and Dealer Relationships
SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has identified no impairment losses during the six months ended June 30, 2005 and 2006.

Customer contracts at June 30, 2006 consist of the following:

	Existing Portfolio	Dealer Acquired	Contracts assumed from Dealers	Total
	(in thousands)
Customer contracts December 31, 2005	$88,784	$30,037	$8,059	$126,880
Purchases	-	3,144	16	3,160
Sales and adjustments	(8,507)	(164)	-	(8,671)
Customer contracts June 30, 2006	80,277	33,017	8,075	121,369
-
Accumulated amortization December 31, 2005	28,657	11,881	5,810	46,348
Amortization	7,136	2,218	653	10,007
Amortization adjustments - sales	(3,528)	(42)	-	(3,570)
Accumulated amortization June 30, 2006	32,265	14,057	6,463	52,785

Customer contracts, net December 31, 2005	$60,127	$18,156	$2,249	$80,532

Customer contracts, net June 30, 2006	$48,012	$18,960	$1,612	$68,584

Customer contract amortization expense for the three months ended June 30, 2005 and 2006 was $5,592,000 and $5,464,000, respectively. Customer contract amortization expense for the six months ended June 30, 2005 and 2006 was $9,882,332 and $10,007,000, respectively. The amortization expense was reduced by approximately $545,000 and $105,000 using attrition reserves from contract purchase transactions for the six months ended June 30, 2005 and 2006, respectively. The primary decrease in gross customer contracts is the result of the sale of contracts more fully described in Note 8.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangibles (cont.)

Dealer relationships consist of the following:

	Relationships	Accumulated Amortization	Net
	(in thousands)
December 31, 2005	$58,529	$25,529	$33,000
Additions	-	2,263	$(2,263)
June 30, 2006	$58,529	$27,792	$30,737

Amortization expense for dealer relationships was $1,145,000 and $1,132,000 for the three months ended June 30, 2005 and 2006, respectively. Amortization expense for dealer relationships was $2,293,000 and $2,263,000 for the six months ended June 30, 2005 and 2006, respectively.

Estimated amortization expense of customer contracts, dealer relationships and other identifiable intangible assets for the years ending December 31, 2006 through 2010 is as follows:

Year	Customer Contracts	Dealer Relationships	Other Identifiable Intangible Assets	Deferred Customer Acquisition Costs	Total
	(in thousands)
2006 (six months)	$4,946	$2,236	$318	$971	$8,471
2007	8,364	4,060	615	1,788	14,827
2008	7,600	3,802	599	1,505	13,506
2009	6,779	3,542	554	1,175	12,050
2010	5,811	3,277	119	820	10,027

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. The net unamortized cost of portfolios subject to variable amortization based upon attrition was approximately $44,590,000 as of June 30, 2006.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised), Share-Based Payment (“FAS 123R”), an amendment of FAS No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The standard also provides for different transition methods for past award grants, including the restatement of prior period results. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, the Company provided the pro-forma disclosures for past award grants as required under FAS 123. As such, the Company has recognized expense for unvested options during the quarter ended June 30, 2005 and 2006 of approximately $0 and $135,000, respectively. The Company has recognized expense for unvested options of $0 and $163,000 for the six months ended June 30, 2005 and 2006, respectively.

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under FAS 123R in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was previously used for the Company’s proforma information required under FAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions, including, but not limited to the expected volatility over the term of the awards and risk-free interest rate.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stockholders’ Equity (cont.)

The following table reflects the proforma information of the Company for the three and six months ended June 30, 2005 as if the compensation cost had been determined in accordance with the fair value-based method prescribed by FAS 123R.

	Three Months Ended June 30, 2005 Proforma	Six Months Ended June 30, 2005 Proforma
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net income (loss), as reported (1)	$(6,340)	$(8,926)
Less: Stock-based compensation expense, net of tax (2)	(38)	(81)
Net income including the effect of stock-based compensation (3)	$(6,378)	$(9,007)
Net income (loss) per share, as reported for the prior period-basic and diluted (1)	$(0.26)	$(0.36)
Net income (loss) per share-basic and diluted, including the effect of stock-based compensation expense (3)	$(0.26)	$(0.37)

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

The Company recognized approximately $135,000 of stock-based compensation expense during the quarter ended June 30, 2006. This expense had $0.01 impact on the net loss per share for the quarter ended June 30, 2006.

The Company recognized approximately $163,000 of stock-based compensation expense in the six months ended June 30, 2006.  This expense had $0.01 impact on the net loss per share for the period ended June 30, 2006.

As of June 30, 2006, there was approximately $250,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 0.4 years.

Company stock options outstanding as of June 30, 2006 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2005	2,258,416	$8.97
Options issued during 2006	225,000	$4.92
Option forfeited during 2006	(23,916)	$5.70
Options outstanding at June 30, 2006	2,459,500	$8.63	7.17

Options exercisable at June 30, 2006	1,298,911	$8.94	7.20

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stockholders’ Equity (cont.)

There were no options exercised during the second quarter of 2006.

The options disclosed in the table above had no aggregate intrinsic value associated with them at June 30, 2006.

Company stock options outstanding become exercisable as follows:

Period Ending	Option Plan Option Shares	Weighted Average Exercise Price	Shareholder Option Shares	Weighted Average Exercise Price
Currently exercisable	167,245	$6.60	1,140,000	$9.25
December 31, 2006	225,750	$4.92	802,000	$9.25
December 31, 2007	26,505	$5.68	42,000	$9.25
December 31, 2008	-	-	56,000	$9.25
	419,500	$5.64	2,040,000	$9.25

The following table summarizes the activity related to stockholders’ equity for the six months ended June 30, 2006:
							Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
	(in thousands, except share and per share amounts)
Balance, December 31, 2005	24,681,462	$25	$207,162	$(86,073)	312,626	$(1,000)	$120,114
Net income (loss)	-	-	-	(9,861)	-	-	(9,861)
Stock-based compensation	-	-	163	-	-	-	163
Balance, June 30, 2006	24,681,462	$25	$207,325	$(95,934)	312,626	$(1,000)	$110,416

Dividend payments are restricted by both the revolving credit agreement (no outstanding balance) and the $125 million Senior Secured Notes (“Notes”). The revolving credit agreement does not permit the payment of any dividends. To pay a cumulative dividend in excess of $1.5 million, the Notes would require cumulative net income in excess of $40 million and a fixed charge coverage ratio in excess of 2.5 to 1.0.

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

6. Income (Loss) per Common Share

The income (loss) per common share is as follows:

	Three Months Ended June 30,
	2005	2006
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$(6,340)	$(6,447)
Denominator
Weighted average shares outstanding	24,681,462	24,368,836
Net income (loss) per share	$(0.26)	$(0.26)

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income (Loss) per Common Share (cont.)

	Six Months Ended June 30,
	2005	2006
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$(8,926)	$(9,861)
Denominator
Weighted average shares outstanding	24,681,462	24,368,836
Net income (loss) per share	$(0.36)	$(0.40)

The shares represented by options and convertible promissory notes below have not been included as common stock equivalents, as they would be anti-dilutive.

	For the Three Months Ended June 30,
	2005	Weighted Average Option Price	2006	Weighted Average Option Price
Weighted stock options and convertible promissory notes outstanding are as follows:
Convertible promissory notes	632,564	$6.94	-	$-
Stock option plans	120,916	$4.68	207,167	$4.85
Shareholder options	1,900,000	$9.25	2,040,000	$9.25
Total	2,653,480		2,247,167

	For the Six Months Ended June 30,
	2005	Weighted Average Option Price	2006	Weighted Average Option Price
Weighted stock options and convertible promissory notes outstanding are as follows:
Convertible promissory notes	632,564	$6.94	-	$-
Stock option plans	212,000	$6.41	419,500	$5.64
Shareholder options	1,900,000	$9.25	2,040,000	$9.25
Total	2,744,564		2,459,500

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

7.  Litigation (cont.)

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

On June 26, 2006, former Company president Thomas J. Few, Sr. initiated litigation against the Company in connection with his termination of employment, seeking a monetary award for amounts allegedly due to him under an employment agreement . The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division. The principal parties to the suit are Thomas J. Few, Sr. and the Company. Mr. Few alleges that he is owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the Company's alleged breach of the employment agreement. The Company believes this suit to be without merit and has retained outside counsel to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Disposal of Assets

During the second quarter of 2006, the Company sold alarm contracts in Colorado, Idaho and Utah for $7,100,000 and other assets including inventory, vehicles and deposits valued at approximately $224,000. The Company received a cash payment of approximately $827,000 (which has been classified as “Advanced payment”) and the balance of approximately $6,512,000 in the form of a promissory note due December 31, 2006. The Company incurred direct and incremental costs related to the transaction in the aggregate amount of $377,000, which is reflected in the table below as prepaid expenses.  The note bears interest of 12% per annum with interest payable monthly. If no event of default has occurred, the buyer has the option up to December 31, 2006 to pay $1 million on the note to extend its maturity date to July 1, 2007 with interest of 13% per annum. The agreement includes a sales price adjustment for an attrition guarantee for the six months ended November 30, 2006 when the contract attrition is more than 5% of the total recurring monthly revenue acquired. The Company will continue to provide the monitoring and billing services until the note is paid. The sale will be recognized when the note is paid in full, the attrition guarantee has been settled, and continuing involvement (monitoring services) has ceased.  The assets and liabilities of the business transferred have been separately segregated on the consolidated balance sheet at June 30, 2006.  The net assets of the business transferred were determined to be impaired, as a result the Company recognized a $500,000 charge to operations.

The following table summarizes assets and liabilities sold:
	Assets	Liabilities
Customer contract, net	$4,869	$-
Deferred revenue	-	639
Deferred customer acquisition costs, net	331	-
Other receivables	47	-
Property and equipment, net	223	-
Inventories	50	-
Capital lease obligations	-	171
Accrued expenses	-	240
Other assets	122	-
Prepaid expenses	377	-
Goodwill	2,159	-
	$8,178	$1,050

9. Segment and Related Information

Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) before income taxes. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three and six months ended June 30, 2005 and 2006.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Segment and Related Information (cont.)

IASG has two reportable segments: alarm-monitoring wholesale services and alarm-monitoring retail services. The Company has determined its reportable segments based on its method of internal reporting which is used by management for making operational decisions and assessing performance.

The alarm-monitoring wholesale services segment provides monitoring services to a broad range of independent alarm-monitoring dealers. The alarm-monitoring retail services segment provides monitoring services to its end customers, working capital to independent alarm-monitoring dealers and customer service and billing and collection services to our portfolio of accounts. This is accomplished by purchasing alarm monitoring contracts from the dealer or by providing loans using the dealer's alarm monitoring contracts as collateral. IASI provides monitoring services (through IASG and other affiliated and non-affiliated entities) to its customers through the wholesale segment.

Summarized financial information as of and for the three and six months ended June 30, 2005 and 2006 concerning the Company's reportable segments is shown in the following table:

Three Months ended June 30, 2005:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$7,789	$16,899	$-	$24,688
Intersegment revenue	1,228	-	(1,228)	-
Interest income	-	1,011	112	1,123
Interest expense	5	13	4,283	4,301
Income (loss) before income taxes	(458)	1,751	(7,492)	(6,199)
Purchase of contracts, dealer relations and businesses	-	5,469	-	5,469
Depreciation and amortization	1,422	5,720	-	7,142
Amortization of customer acquisition costs	-	401	-	401

Three Months ended June 30, 2006:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$7,599	$15,471	$-	$23,070
Intersegment revenue	1,159	-	(1,159)	-
Interest income	-	883	152	1,035
Interest expense	-	18	4,142	4,160
Income (loss) before income taxes	1,087	(391)	(6,998)	(6,302)
Purchase of contracts and businesses	-	1,594	-	1,594
Depreciation and amortization	1,436	5,977	3	7,416
Amortization of customer acquisition costs	-	494	-	494

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Segment and Related Information (cont.)

Six Months ended June 30, 2005:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$15,643	$33,503	$-	$49,146
Intersegment revenue	2,410	-	(2,410)	-
Interest income	-	2,133	245	2,378
Interest expense	11	27	8,449	8,487
Income (loss) before income taxes	(12)	4,968	(13,601)	(8,645)
Purchase of contracts, dealer relations and businesses	-	15,168	-	15,168
Depreciation and amortization	2,863	10,393	-	13,256
Amortization of customer acquisition costs	-	738	-	738

Six Months ended June 30, 2006:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Retail Services	Corporate and Eliminations	Consolidated Total
Total revenue	$15,457	$31,761	$-	$47,218
Intersegment revenue	2,353	-	(2,353)	-
Interest income	-	1,811	259	2,070
Interest expense	1	39	8,237	8,277
Income (loss) before income taxes	2,874	1,127	(13,525)	(9,524)
Purchase of contracts and businesses	-	2,490	-	2,490
Depreciation and amortization	2,861	10,930	3	13,794
Amortization of customer acquisition costs	-	954	-	954

There has been no significant changes to segment assets during the six months ended June 30, 2006, other than the disposal of assets from the retail segment more fully described in Note 8.

10.   New Accounting Pronouncements

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will be required to adopt this Standard on January 1, 2007 and has not yet determined the effect that adopting FIN 48 will have on the financial statements.

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

TOC

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	general economic and business conditions;
•	our business strategy for expanding our presence in our industry, including acquisitions;
•	anticipated trends in our financial condition and results of operations;
•	the impact of competition and technological change;
•	existing and future regulations affecting our business; and
•	other risk factors set forth under Item 4 - Controls and Procedures.

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

Although we believe that the assumptions and estimates reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006.

Executive Overview
The Company conducts business in the security industry through two segments:
  Alarm Monitoring Wholesale Services (Wholesale Segment)
  The alarm-monitoring wholesale services segment provides monitoring services to a broad range of independent alarm-monitoring dealers. This division also offers administrative services such as billing and collection to dealers. Criticom also provides monitoring services to our other divisions.
  Alarm Monitoring Retail Services (Retail Segment)
  The alarm-monitoring retail services segment provides monitoring services to its end customers, working capital to independent alarm-monitoring dealers and customer service and billing and collection services to our portfolio of accounts. This is accomplished by purchasing alarm monitoring contracts from the dealer or by providing loans using the dealer's alarm monitoring contracts as collateral. The monitoring of the customer’s system is performed primarily by Criticom International.
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
  Growth in revenues and earnings
  Attrition minimization
  Generation of cash flow
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

Revenue from providing monitoring only service to the customers of our dealers and our retail owned customer contracts is recognized as the monitoring service (including contracts acquired from dealer, other third parties, in business acquisitions or under foreclosure) is provided over the term of the contract. Certain owned customer contracts are being monitored by third party monitoring service providers. We recognize revenue from these contracts as the monitoring service is being provided.

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

Notes receivable consists primarily of loans to Dealers which are collateralized by a portfolio of individual end-user monitoring contracts. When a Dealer becomes delinquent, we generally foreclose on and take ownership of , the portfolio of customer’s monitoring contracts resulting in an increase in customer contracts and a decrease in notes receivable.

At June 30, 2006, we had non-performing loans to Dealers aggregating approximately $1,144,000. Currently, the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

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

TOC

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of Dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2006, our long-lived assets aggregate approximately $117,832,000.

We account for goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. If a goodwill impairment change is required we would be required to assess whether our long-lived assets are impaired.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment test in the third quarter of each year and to date have not been required to record an impairment charge. A non-cash goodwill impairment charge may result following the application of such test if there is a decline in estimated future earnings and cash flows.  During the second quarter of 2004, our common stock began trading below its book value and has continued to do so through the second quarter of 2006. After evaluating current financial forecasts and operating trends, Management continues to believe that goodwill was not impaired at June 30, 2006.  We continue to incur significant losses from opertaions and are behind in our plan for 2006.  If our operating results do not improve in 2006, we may be required to recognize a non-cash goodwill impairment charge.  Our goodwill balance at June 30, 2006 is approximately $91,265,000.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised), Share-Based Payment (“FAS 123R”), an amendment of FAS No. 123, Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and

TOC

recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of FAS 123R, we provided the pro-forma disclosures for past award grants as required under FAS 123. As such, we have recognized expense for unvested options during the quarter ended June 30, 2006 of approximately $135,000 and during the six months ended June 30, 2006 of approximately $163,000.

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

On June 26, 2006, our former president Thomas J. Few, Sr. initiated litigation against us in connection with his termination of employment, seeking a monetary award for amounts allegedly due to him under an employment agreement . The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division. The principal parties to the suit are Thomas J. Few, Sr. and us. Mr. Few alleges that he is owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the our alleged breach of the employment agreement. We believe this suit to be without merit and have retained outside counsel to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

TOC

We are involved in litigation and various legal matters that have arisen in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

Results of operations

Consolidated. Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005.

The following chart and discussion reflects the impact of the elimination of intersegment revenue and cost of revenue:

	For the Three Months Ended June 30,
	2005	2006	Dollar Variance	Percent Variance
Total revenue	$24,688	$23,070	$(1,618)	-6.6%
Expenses:
Cost of revenue (excluding depreciation and amortization)	10,429	9,751	(678)	-6.5%
Selling and marketing	1,360	1,404	44	3.2%
Depreciation and amortization	7,142	7,416	274	3.8%
(Gain) loss on sale or disposal of assets	442	(19)	(461)	-104.3%
Loss on business transferred	-	500	500	N/A
General and administrative	8,054	6,953	(1,101)	-13.7%
Total expenses	27,427	26,005	(1,422)	-5.2%

Income (loss) from operations	(2,739)	(2,935)	(196)	-7.2%
Other income (expense):
Amortization of debt issuance costs	(282)	(242)	40	-14.2%
Interest expense	(4,301)	(4,160)	141	-3.3%
Interest income	1,123	1,035	(88)	-7.8%
Income (loss) before income taxes	(6,199)	(6,302)	103	-1.7%
Income tax expense (benefit)	141	145	4	2.8%
Net income (loss)	$(6,340)	$(6,447)	$107	-1.7%

Revenue
Consolidated revenue decreased approximately $1,618,000. This decrease was due to decreases of approximately $259,000 and $1,428,000 in the wholesale and retail segments, respectively, offset, in part, by a decrease in the amount of intersegment revenue of approximately $69,000.

Cost of Revenue (excluding Depreciation and Amortization)
Consolidated cost of revenue decreased approximately $678,000. This decrease was due to a decrease of approximately $831,000 in the wholesale segment offset by an increase in the retail segment of approximately $84,000 and a decrease of approximately $69,000 in intersegment cost of revenue.

Operating Expenses
The decrease of approximately $744,000 was due to decreases of approximately $968,000 and $273,000 in the wholesale segment and corporate expenses, respectively, and an increase of approximately $497,000 in the retail segment.

The increase in selling and marketing expenses of approximately $44,000 is primarily attributable to an increase in the retail segment of approximately $70,000 with an partially offsetting decrease in the wholesale segment of approximately $26,000.

The increase in depreciation and amortization expenses of approximately $274,000 was due to increases of approximately $257,000, $14,000 and $3,000 in the retail segment, wholesale segment and corporate expenses, respectively.

The loss on sale of assets in 2005 of approximately $442,000 compared to a gain in 2006 of approximately $19,000. Most of the loss in 2005 was attributable to the closure of certain dealer care centers and a monitoring station in the wholesale segment.

 The loss of business transferred is due to the sale of alarm contracts and other assets after recognizing an allocation of approximately $2,650,000 of goodwill.

TOC

The decrease in general and administrative expenses was approximately $1,101,000. The decrease was the result of decreases of approximately $544,000, $281,000 and $276,000 in the wholesale segment, retail segment and corporate expenses, respectively.

Amortization of Debt Issuance Costs
The decrease in amortization of debt issuance costs was due primarily to the decrease in amortization of certain debt issuance costs that became fully amortized by late 2005.

Interest Expense
The decrease in interest expense was due primarily to retirement of debt during 2005 offset, in part, by an increase in the expense related to the $125,000,000 debt placement as a result of it not being registered with the SEC.

Interest Income
Consolidated interest income decreased by approximately $88,000. Retail segment income decreased by approximately $128,000 as a result of reduced loan balances in 2006 offset, in part, by an increase in corporate income of approximately $40,000.

Taxes
The increase in income tax expense is due to an increase of state taxes in separate taxing jurisdictions, along with an increase in goodwill amortization, both relating to the acquisition of FSS.

Results of Operations by Segment
The comparable financial results for the Company’s  Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services reportable segments, as well as Corporate related income and expenses for the three months ended June 30, 2006 compared with the three months ended June 30, 2005 are discussed below.

Intersegment revenue and cost of revenue amounts eliminated for the three months ended June 30, 2005 and 2006 were $1,228,000 and $1,159,000, respectively.

The following charts and discussions include intersegment revenue and cost of revenue that are eliminated in the consolidated financial statements. These amounts for the quarter ended June 30, 2006 and 2005 are approximately $1,159,000 and $1,228,000, respectively. The retail segment incurs expense for the monitoring services provided by the wholesale segment. The inclusion of intersegment activity provides a more realistic presentation of how these segments would operate on a stand alone basis.

Alarm Monitoring, Wholesale Segment. Three months ended June 30,

	For the Three Months Ended June 30,
	2005	2006	Dollar Variance	Percent Variance
Total revenue	$9,017	$8,758	$(259)	-2.9%
Expenses:
Cost of revenue (excluding depreciation and amortization)	6,422	5,591	(831)	-12.9%
Selling and marketing	539	513	(26)	-4.8%
Depreciation and amortization	1,422	1,436	14	1.0%
Loss on sale or disposal of assets	412	-	(412)	-100.0%
General and administrative	675	131	(544)	-80.6%
Total expenses	9,470	7,671	(1,799)	-19.0%

Income (loss) from operations	(453)	1,087	1,540	-340.0%
Other income (expense):
Interest expense	(5)	0	5	-100.0%
Income (loss) before income taxes	$(458)	$1,087	$1,545	-337.3%

The segment’s revenue decreased approximately $259,000. This decrease was due primarily to: a decrease in average number of end-user accounts of approximately 55,000 which resulted in a decrease in revenue of approximately $739,000; a decrease in the average revenue per end-user account per month of approximately $0.10 which resulted in a decrease in revenue of approximately $143,000; and, a decrease in intersegment revenue of approximately $69,000. The decreases were offset , in part, by revenue associated with end-user accounts obtained as part of the FSS acquisition (fourth quarter of 2005) of approximately $692,000.

TOC

Cost of revenue decreased by approximately $831,000. This decrease was due primarily to the following reductions: salaries, benefits and payroll taxes of approximately $806,000 as a result of headcount reduction from facility closures made during 2005; telephone expense of approximately $220,000; rent, utilities and facilities costs of approximately $135,000 as a result of facilities closures in 2005; software license costs of approximately $63,000 due to computer system consolidation; payroll processing expense of approximately $62,000 which is being recorded under the corporate expenses in 2006. These decreases were offset, in part, by expenses associated with the FSS acquisition of approximately $584,000, of which salaries, benefits and payroll taxes were approximately $462,000.

Operating expenses for wholesale segment decreased by approximately $968,000. The decrease was primarily due to the following reductions: approximately $434,000 of non-recurring 2005 losses from equipment disposals associated with facilities closures; bad debt expense of approximately $284,000; salaries, benefits and payroll taxes of approximately $188,000 as a result of allocation changes between the wholesale segment and corporate expenses; and, professional and legal fees of approximately $51,000.

The increase in the wholesale segment’s income from operations of approximately $1,540,000 was due primarily to the aforementioned decreases in the cost of revenue and operating expenses aggregating to approximately $1,799,000 offset, in part, by the previously addressed decline in revenues of approximately $259,000.

The segment’s increase in income before income taxes was primarily due to the aforementioned increase in income from operations.

Alarm Monitoring, Retail Segment. Three months ended June 30,

	For the Three Months Ended June 30,
	2005	2006	Dollar Variance	Percent Variance
Total revenue	$16,899	$15,471	$(1,428)	-8.5%
Expenses:
Cost of revenue (excluding depreciation and amortization)	5,235	5,319	84	1.6%
Selling and marketing	821	891	70	8.5%
Depreciation and amortization	5,720	5,977	257	4.5%
(Gain) loss on sale or disposal of assets	30	(19)	(49)	-163.3%
Loss on business transferred	-	500	500	N/A
General and administrative	4,340	4,059	(281)	-6.5%
Total expenses	16,146	16,727	(581)	3.6%

Income from operations	753	(1,256)	(2,009)	-266.8%
Other income (expense):
Interest expense	(13)	(18)	(5)	38.5%
Interest income	1,011	883	(128)	-12.7%
Income (loss) before income taxes	$1,751	$(391)	$(2,142)	-122.3%

Revenue from retail segment operations decreased approximately $1,428,000. This decrease was due primarily to a decrease in revenue from customer accounts of approximately $2,468,000. The revenue from customer accounts decrease was due to a reduction in average number of accounts per month of approximately 17,000 resulting in a revenue decrease of approximately $1,944,000. In addition, revenue from customer accounts decreased by approximately $524,000 as a result of a reduction in the average revenue per account per month of approximately $1.47. The revenue from customer accounts decrease was offset, in part, due to increases in service, installation and other revenues of approximately $704,000, $296,000 and $40,000, respectively. Revenues associated with the FSS acquisition for 2006 are approximately $362,000 and are included in the amounts addressed above.

Cost of revenue for the retail segment increased approximately $84,000 due primarily to increases in costs of installation activity of approximately $242,000 partially offset by reductions in salaries, benefits and payroll taxes of approximately $194,000.
Operating expenses for the retail segment increased by approximately $497,000. The increase was due primarily to a loss of business transferred of approximately $500,000 and increases in depreciation and amortization of approximately $257,000 and salaries, benefits and payroll taxes of approximately $181,000. These increases were partially offset by decreases in bad debt expense and third party services of approximately $391,000 and $119,000, respectively.

TOC

The segment’s decrease in income from operations of approximately $2,009,000 was primarily due to the aforementioned decrease in revenue of approximately $1,428,000 and the increase in cost of revenue and operating expenses of approximately $581,000.

The decrease of the retail segment’s income before income taxes of approximately $2,142,000 was due to the aforementioned decrease in income from operations and a decrease in interest income of approximately $128,000 resulting from lower dealer loan balances in 2006.

Corporate. Three Months Ended June 30,
	For the Three Months Ended June 30,
	2005	2006	Dollar Variance	Percent Variance
Expenses:
Depreciation and Amortization	$-	$3	$3	N/A
General and administrative	3,039	2,763	(276)	-9.1%
Total expenses	3,039	2,766	(273)	-9.0%

Income (loss) from operations	(3,039)	(2,766)	273	-9.0%
Other income (expense):
Amortization of debt issuance costs	(282)	(242)	40	-14.2%
Interest expense	(4,283)	(4,142)	141	-3.3%
Interest income	112	152	40	35.7%
Income (loss) before income taxes	$(7,492)	$(6,998)	$494	-6.6%

The decrease in the loss from operations of approximately $273,000 was due primarily to a decrease in general and administrative expenses. The primary decrease was in the expense associated with services performed related to the Company’s Sarbanes-Oxley assessment and remediation activities of approximately $1,275,000. This reduction in expense was offset by increases to: salary, benefit and payroll taxes of approximately $249,000 due to allocation changes between the corporate and wholesale segments and an increase in corporate segment headcount; approximately $215,000 related to a transition services agreement with the Company’s former Chief Executive Officer; a $175,000 fee incurred to obtain a waiver of an event of default under a line of credit agreement related to the non-renewal of the employment contracts of the Company’s former Chief Executive Officer and President; and stock based compensation of approximately $135,000.

The decrease in the loss before income taxes of approximately $494,000 was primarily due to the aforementioned decrease in the loss from operations in addition to reductions to interest expense and amortization of debt issuance costs resulting from retirement of debt during 2005. The decreases were partially offset by an increase in interest expense related to the $125,000,000 debt placement as a result of not being registered with the SEC.

TOC

Consolidated. Six months ended June 30, 2006 compared to the six months ended June 30, 2005

The following chart and discussion reflects the impact of the elimination of intersegment revenue and cost of revenue:

	For the Six Months Ended June 30,
	2005	2006	Dollar Variance	Percent Variance
Total revenue	$49,146	$47,218	$(1,928)	-3.9%
Expenses:
Cost of revenue (excluding depreciation and amortization)	20,748	19,202	(1,546)	-7.5%
Selling and marketing	2,519	2,677	158	6.3%
Depreciation and amortization	13,256	13,794	538	4.1%
(Gain) loss on sale or disposal of assets	442	(29)	(471)	-106.6%
Loss on business transferred	-	500	500	N/A
General and administrative	14,161	13,907	(254)	-1.8%
Total expenses	51,126	50,051	(1,075)	-2.1%

Income (loss) from operations	(1,980)	(2,833)	(853)	43.1%
Other income (expense):
Amortization of debt issuance costs	(556)	(484)	72	-12.9%
Interest expense	(8,487)	(8,277)	210	-2.5%
Interest income	2,378	2,070	(308)	-13.0%
Income (loss) before income taxes	(8,645)	(9,524)	(879)	10.2%
Income tax expense (benefit)	281	337	56	19.9%
Net income (loss)	$(8,926)	$(9,861)	$(935)	10.5%

Revenue
Consolidated revenue decreased approximately $1,928,000. This decrease was due to decreases of approximately $243,000 and $1,742,000 in the wholesale and retail segments, respectively, offset, in part, by a decrease in the amount of intersegment revenue of approximately $57,000.

Cost of Revenue (excluding Depreciation and Amortization)
Consolidated cost of revenue decreased approximately $1,546,000. This decrease was due to a decrease of approximately $1,840,000 in the wholesale segment offset by an increase in the retail segment of approximately $237,000 and a decrease of approximately $57,000 in intersegment cost of revenue.

Operating Expenses
The increase of approximately $471,000 was due to increases of approximately $1,528,000 and $222,000 in the retail segment and corporate expenses offset, in part, by a decrease in the wholesale segment of approximately $1,279,000.

The increase in selling and marketing expenses of approximately $158,000 is primarily attributable to an increase in the retail segment.

The increase in depreciation and amortization expenses of approximately $538,000, was due to an increase in the retail segment of approximately $537,000.

The loss on sale of assets in 2005 of approximately $442,000 compared to a gain in 2006 of approximately $29,000. Most of the loss in 2005 was attributable to the closure of certain dealer care centers and a monitoring station in the wholesale segment.

The loss of business transferred is due to the sale of alarm contracts and other assets after recognizing an allocation of approximately $2,650,000 of goodwill.

The decrease in general and administrative expenses was approximately $254,000.  Expenses decreased by approximately $840,000 in the wholesale segment offset, in part, by increases of approximately $367,000 and $219,000 in the retail segment and corporate expenses, respectively.

Amortization of Debt Issuance Costs
The decrease in amortization of debt issuance costs was due primarily to the decrease in amortization of certain debt issuance costs that became fully amortized by late 2005.

TOC

Interest Expense
The decrease in interest expense was due primarily to retirement of debt during 2005 offset, in part, by an increase in the expense related to the $125,000,000 debt placement as a result of it not being registered with the SEC.

Interest Income
Consolidated interest income decreased by approximately $308,000 as a result of a decrease in retail segment interest income of approximately $322,000. The decrease in retail segment income was due to reduced loan balances in 2006.

Taxes
The increase in income tax expense is due to an increase of state taxes in separate taxing jurisdictions, along with an increase in goodwill amortization, both relating to the acquisition of FSS.

Results of Operations by Segment
The comparable financial results for the Company’s  Alarm-Monitoring, Wholesale Services and Alarm-Monitoring, Retail Services reportable segments, as well as Corporate related income and expenses for the six months ended June 30, 2006 compared with the six months ended June 30, 2005 are discussed below.

Intersegment revenue and cost of revenue amounts eliminated for the six months ended June 30, 2005 and 2006 were $2,410,000 and $2,353,000,  respectively.

Alarm Monitoring, Wholesale Segment. Six months ended June 30,

	For the Six Months Ended June 30,
	2005	2006	Dollar Variance	Percent Variance
Total revenue	$18,053	$17,810	$(243)	-1.3%
Expenses:
Cost of revenue (excluding depreciation and amortization)	12,631	10,791	(1,840)	-14.6%
Selling and marketing	856	853	(3)	-0.4%
Depreciation and amortization	2,863	2,862	(1)	-0.1%
Loss on sale or disposal of assets	434	-	(434)	-100.0%
General and administrative	1,270	430	(840)	-66.1%
Total expenses	18,054	14,936	(3,118)	-17.3%

Income (loss) from operations	(1)	2,874	2,875	-287500.0%
Other income (expense):
Interest expense	(11)	(1)	10	-90.9%
Income (loss) before income taxes	$(12)	$2,873	$2,885	-24041.7%

Wholesale segment revenue decreased approximately $243,000. This decrease was due primarily to: a decrease in average number of end-user accounts of approximately 54,000 which resulted in a decrease in revenue of approximately $1,452,000; a decrease in the average revenue per end-user account per month of approximately $0.01 which resulted in a decrease in revenue of approximately $37,000; and, a decrease in intersegment revenue of approximately $57,000. The decreases were offset , in part, by revenue associated with end-user accounts obtained as part of the FSS acquisition of approximately $1,303,000.

Cost of revenue decreased by approximately $1,840,000. This decrease was due primarily to the following reductions: salaries, benefits and payroll taxes of approximately $1,626,000 as a result of headcount reduction from facility closures made during 2005; telephone expense of approximately $482,000; software license costs of approximately $135,000 due to computer system consolidation; payroll processing expense of approximately $134,000 which is being recorded under the corporate expenses in 2006; and, rent, utilities and facilities costs of approximately $121,000 as a result of facilities closures in 2005. These decreases were offset, in part, by expenses associated with the FSS acquisition of approximately $1,000,000, of which salaries, benefits and payroll taxes were approximately $791,000.

Operating expenses for wholesale segment decreased by approximately $1,278,000. The decrease was primarily due to the following reductions: approximately $434,000 of 2005 losses from equipment disposals associated with facilities closures; salaries, benefits and payroll taxes of approximately $305,000 as a result of allocation changes between the wholesale segment and corporate expenses; approximately $222,000 of 2005 costs associated with termination of certain projects and facilities closures; bad debt expense of approximately $178,000; and, professional and legal fees of approximately $82,000.

TOC

The increase in the wholesale segment’s income from operations of approximately $2,875,000 was due primarily to the aforementioned decreases in the cost of revenue and operating expenses aggregating to approximately $3,119,000 offset, in part, by the previously addressed decline in revenues of approximately $243,000.

The segment’s increase in income before income taxes was primarily due to the aforementioned increase in income from operations.

Alarm Monitoring, Retail Segment. Six months ended June 30,

	For the Six Months Ended June 30,
	2005	2006	Dollar Variance	Percent Variance
Total revenue	$33,503	$31,761	$(1,742)	-5.2%
Expenses:
Cost of revenue (excluding depreciation and amortization)	10,527	10,764	237	2.3%
Selling and marketing	1,663	1,824	161	9.7%
Depreciation and amortization	10,393	10,930	537	5.2%
(Gain) loss on sale or disposal of assets	8	(29)	(37)	-462.5%
Loss on business transferred	-	500	500	N/A
General and administrative	8,050	8,417	367	4.6%
Total expenses	30,641	32,406	1,765	5.8%

Income from operations	2,862	(645)	(3,507)	-122.5%
Other income (expense):
Interest expense	(27)	(39)	(12)	44.4%
Interest income	2,133	1,811	(322)	-15.1%
Income (loss) before income taxes	$4,968	$1,127	$(3,841)	-77.3%

Revenue from retail segment operations decreased approximately $1,742,000.   This decrease was due primarily to a decrease in revenue from customer accounts of approximately $3,074,000.  The revenue from customer accounts decrease was due to a reduction in average number of accounts per month of approximately 10,000 resulting in a revenue decrease of approximately $2,289,000.   In addition, revenue from customer accounts decreased by approximately $785,000 as a result of a reduction in the average revenue per account per month of approximately $1.06.  The revenue from customer accounts decrease was offset, in part, due to increases in service, installation and other revenues of approximately $932,000, $341,000 and $57,000, respectively.   Revenues associated with the FSS acquisition for 2006 are approximately $801,000 and are included in the amounts addressed above.

Cost of revenue for the retail segment increased approximately $237,000 due primarily to increases in costs of installation activity of approximately $399,000 partially offset by reductions in salaries, benefits and payroll taxes of approximately $141,000.

Operating expenses for the retail segment increased approximately $1,528,000. The increase was due primarily to: a loss on business transferred of approximately $500,000; salaries, benefits and payroll taxes of approximately $764,000; depreciation and amortization of approximately $537,000; and, professional and legal fees of approximately $269,000. These increases were offset, in part, by a decrease in bad debt expense of approximately $562,000.

The segment’s decrease in income from operations of approximately $3,507,000 was primarily due to the aforementioned decrease in revenue of approximately $1,742,000 and increases in cost of revenue and operating expenses of approximately $237,000 and approximately $1,528,000, respectively.

The decrease of the retail segment’s income before income taxes of approximately $3,841,000 was due to the aforementioned decrease in income from operations and a decrease in interest income of approximately $322,000 resulting from lower dealer loan balances in 2006.

TOC

Corporate. Six Months Ended June 30,

	For the Six Months Ended June 30,
	2005	2006	Dollar Variance	Percent Variance
Expenses:
Depreciation and Amortization	$-	$3	$3	N/A
General and administrative	4,841	5,060	219	4.5%
Total expenses	4,841	5,063	222	4.6%

Income (loss) from operations	(4,841)	(5,063)	(222)	4.6%
Other income (expense):
Amortization of debt issuance costs	(556)	(484)	72	-12.9%
Interest expense	(8,449)	(8,237)	212	-2.5%
Interest income	245	259	14	5.7%
Income (loss) before income taxes	$(13,601)	$(13,525)	$76	-0.6%

The increase in the loss from operations was due primarily to an increase in general and administrative expenses.  These increases included: salary, benefit and payroll taxes of approximately $700,000 due to allocation changes between the wholesale segment and corporate expenses and an increase in corporate segment headcount; approximately $215,000 related to a transition services agreement with the Company’s former Chief Executive Officer; a $175,000 fee incurred to obtain a waiver of an event of default under a line of credit agreement related to the non-renewal of the employment contracts of the Company’s former Chief Executive Officer and President; and stock based compensation of approximately $163,000.  These increases were offset, in part, by a reduction in expense associated with services performed related to the Company’s Sarbanes-Oxley assessment and remediation activities of approximately $1,234,000.

The decrease in the loss before income taxes of approximately $76,000 was primarily due to reductions to interest expense and amortization of debt issuance costs resulting from retirement debt during 2005. The decreases were partially offset by an increase in interest expense related to the $125,000,000 debt placement as a result of not being registered with the SEC.

Liquidity and Capital Resources
Net cash provided by operating activities was approximately $3,558,000 for the six months ended June 30, 2006, compared to approximately $3,821,000 provided by operating activities for the six months ended June 30, 2005, a decrease of approximately $263,000. The decrease was primarily the result of an increase in the net loss from approximately $8,926,000 for the first half of 2005 to approximately $9,861,000 in the comparable period of 2006. An additional decrease of approximately $1,272,000 in net cash provided by operating activities was the result of decreases in deferred revenue. The decreases were offset, in part, by the reductions to deferred customer acquisition costs and accounts receivable of approximately $1,104,000 and $1,045,000, respectively.

Net cash used in investing activities was approximately ($1,971,000) for the first six months of 2006 compared to approximately ($8,526,000) for the same period of 2005, a decrease in net cash used of approximately $6,555,000. The decrease in net cash used in investing activities was primarily due to a period over period decreases in: the acquisition of customer contracts and dealer relationships of approximately $9,319,000 and restricted cash of approximately $1,114,000. In addition, the decrease in net cash used in investing operations was partially due to the proceeds from the net assets of business transferred (net of directly incremental costs) in 2006 of approximately $450,000. These decreases in net cash used in investing activities were offset, in part, by an increase in new dealer loans and a reduction in dealer loan repayments during the first six months of 2006 as compared to the same period of 2005 of approximately ($2,738,000) and ($1,580,000), respectively.

Net cash used in financing activities was approximately ($199,000) for the first quarter of 2006 compared to approximately ($1,408,000) for the same period of 2005, a decrease in net cash used of approximately $1,209,000. The decrease in cash used was due to a decrease in the repayment of long-term debt and payments of obligations under capital leases of approximately $929,000 and a decrease in debt issuance costs of approximately $280,000.

The balance sheet at June 30, 2006 reflects working capital of approximately $12,504,000.  As of June 30, 2006, we had recurring monthly revenue (“RMR”) of approximately $4,250,000 in our retail monitoring segment and approximately $2,650,000 in our wholesale monitoring segment.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $4,700,000.  In addition, our strategy calls for us to purchase monitoring contracts at an aggregate cost of approximately $38,000,000.

TOC

As part of the NACC and FSS Acquisitions, we agreed to assume obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers as of the date of purchase. At June 30, 2006, open lines of credit to these Dealers were approximately $4,900,000. We intend to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility.

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

New Accounting Pronouncements
In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will be required to adopt this Standard on January 1, 2007 and have not yet determined the effect that adopting FIN 48 will have on the financial statements.

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

TOC

Contractual Obligations and Commercial Commitments
The Company’s significant contractual obligations as of June 30, 2006 are for approximately $211,540,000. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$125,000	$-	$-	$-	$125,000
Capital leases	490	216	216	58	0
Operating leases	3,464	1,653	1,534	277	0
Interest expense (estimated) *	82,586	15,037	30,045	30,004	7,500
	$211,540	$16,906	$31,795	$30,339	$132,500

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

For the quarters ended June 30, 2005 and 2006, our annualized end-user account growth rates in the wholesale monitoring segment, excluding acquisitions were (4.9%) and 14.7%, respectively. For the quarters June 30, 2005 and 2006, our annualized end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end- users added and end-users acquired, was 22.7% and 19.8%, respectively.  End-users acquired includes accounts purchased by the wholesale segment and customers acquired by the retail segment.  The number of end-users included in the total that are owned by us are 145,674, the remainder are third party owned.

Following is a summary of our end-user accounts:

	2005	2006
Beginning balance, April 1,	724,007	719,531
End-users added, excluding acquisitions	18,984	62,117
End-user losses	(43,024)	(38,824)
End-user acquired	15,114	3,152
Ending balance, June 30,	715,081	745,976

TOC

Alarm-Monitoring Retail Services
The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the periods presented are as follows:

	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	Annualized attrition for the four quarters ended June 30, 2006
Legacy and flow	17.79%	19.99%	18.30%	12.12%	11.83%	14.69%
Residential since IPO	12.88%	22.39%	17.54%	12.07%	11.91%	15.07%
Commercial since IPO	12.29%	2.56%	6.16%	5.30%	12.50%	6.48%

Total	13.82%	17.76%	15.25%	10.60%	12.02%	13.21%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is affected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency risk. At June 30, 2006, we had no short-term investments and our cash and cash equivalents are invested in money market accounts.

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

This conclusion was based on the fact that the material weakness that existed at December 31, 2005 disclosed in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2006 was still present at June 30, 2006. The material weakness related to the Company not maintaining effective controls over accounts receivable, revenue, and deferred revenue accounts. In light of the material weakness, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 1 of this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended June 30, 2006, except as noted in the following paragraph that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Plan for Remediation of Material Weaknesses
Our plan to remeditate the above material weakness remains unchanged from that which was disclosed in our Form 10-K filed with the SEC on March 16, 2006. As of the date of this filing, the remediation initiatives management has implemented and will continue to implement include:

•
The Company completed the realigning of the billing and cancellation processes related to the retail revenue system to the retail accounting group as of the end of the first quarter 2006. The Company has completed the formal documentation of processing and review controls for these functions and anticipates finalizing the implementation of these policies by end of the third quarter of 2006.

•	The Company has completed the reorganization of the customer service and collection groups under the supervision of the Company’s Chief Operating Officer during the first quarter of 2006.

•
The Company is developing a conversion plan for the remaining three revenue platforms over to the Corporate revenue system. The Company plans to have one of the three remaining systems converted by the end of fourth quarter of 2006. The remaining two systems are expected to be converted in fiscal 2007.

As the Company continues to take the steps to remeditate the identified material weakness, in accordance with SEC and PCAOB guidance, management does not believe that it will fully be able to demonstrate that such material weakness has been remediated until the Company and its independent registered public accounting firm conduct their December 31, 2006 fiscal year-end assessment and audit of the Company’s internal control over financial reporting.

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

On June 26, 2006, our former president Thomas J. Few, Sr. initiated litigation against us in connection with his termination of employment, seeking a monetary award for amounts allegedly due to him under an employment agreement . The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division. The principal parties to the suit are Thomas J. Few, Sr. and us. Mr. Few alleges that he is owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the our alleged breach of the employment agreement. We believe this suit to be without merit and have retained outside counsel to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

August 10, 2006
                     INTEGRATED ALARM SERVICES GROUP, INC.

By: /s/ Charles T. May
Name: Charles T. May
Title: Chief Executive Officer

By: /s/ Michael T. Moscinski
Name: Michael T. Moscinski
Title: Chief Financial Officer

TOC