Form 10-Q
period 2006-09-30
INTEGRATED ALARM SERVICES GROUP INC
filed 2006-11-09
CIK 1200022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
OR

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

As of November 1, 2006, there were 24,368,836 shares of the registrant's common stock outstanding.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of
	December 31,	September 30,
	2005	2006
		(UNAUDITED)
	(in thousands, except for share data)
Assets
Current assets:
Cash and cash equivalents	$16,239	$16,181
Current portion of notes receivable	6,108	3,748
Accounts receivable less allowance for doubtful accounts	5,158	4,933
Inventories	1,477	1,453
Prepaid expenses	1,084	1,913
Due from related parties	87	103
Total current assets	30,153	28,331
Property and equipment, net	7,843	7,749
Notes receivable net of current portion and allowance
for doubtful accounts	10,085	9,564
Dealer relationships, net	33,000	29,606
Customer contracts, net	80,532	72,822
Deferred customer acquisition costs, net	7,874	8,670
Goodwill	94,919	26,203
Debt issuance costs, net	4,596	3,931
Assets of business transferred	-	8,196
Other identifiable intangibles, net	2,790	2,313
Restricted cash	758	287
Other assets	524	285
Total assets	$273,074	$197,957

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$350	$263
Accounts payable	2,306	1,580
Accrued expenses	9,256	13,099
Current portion of deferred revenue	8,724	7,723
Other liabilities	390	436
Total current liabilities	21,026	23,101

Long-term debt	125,000	125,000
Capital lease obligations, net of current portion	461	422
Deferred revenue, net of current portion	4,830	5,645
Liabilities of business transferred	-	1,043
Advance payment	-	762
Deferred income taxes	1,582	675
Due to related parties	61	81
Total liabilities	152,960	156,729

Committments and Contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, authorized
3,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized
100,000,000 shares, 24,681,462 shares issued	25	25
Paid-in capital	207,162	207,477
Accumulated deficit	(86,073)	(165,274)
Treasury stock - common, at cost, 312,626 shares	(1,000)	(1,000)
Total stockholders' equity	120,114	41,228
Total liabilities and stockholders' equity	$273,074	$197,957

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands, except share and per share data)
Revenue:
Monitoring fees	$7,848	$8,389	$23,420	$23,796
Revenue from customer accounts	14,123	12,395	43,237	39,023
Related party monitoring fees	30	25	97	75
Service, installation and other revenue	2,500	2,242	6,893	7,375
Total revenue	24,501	23,051	73,647	70,269

Expenses:
Cost of revenue (excluding depreciation and amortization)	10,781	9,226	31,529	28,428
Selling and marketing	1,223	1,266	3,742	3,943
Depreciation and amortization	7,614	7,060	20,870	20,854
(Gain) loss on sale or disposal of assets	333	(76)	775	(105)
Loss on business transferred	-	-	-	500
General and administrative	6,433	7,792	20,594	21,699
Impairment of goodwill	-	65,000	-	65,000
Total expenses	26,384	90,268	77,510	140,319

Income (loss) from operations	(1,883)	(67,217)	(3,863)	(70,050)
Other income (expense):
Amortization of debt issuance costs	(282)	(244)	(838)	(728)
Interest expense	(4,314)	(4,211)	(12,801)	(12,488)
Interest income	1,146	1,238	3,524	3,308
Income (loss) before income taxes	(5,333)	(70,434)	(13,978)	(79,958)
Income tax expense (benefit)	95	(1,094)	376	(757)
Net income (loss)	$(5,428)	$(69,340)	$(14,354)	$(79,201)
Basic and diluted income (loss) per share	$(0.22)	$(2.85)	$(0.58)	$(3.25)
Weighted average number of common shares outstanding	24,681,462	24,368,836	24,681,462	24,368,836

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
 (UNAUDITED)

	For the Nine Months Ended September 30,
	2005	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,354)	$(79,201)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	20,870	20,854
Amortization of deferred customer acquisition costs , net	412	574
Amortization of debt issuance costs	838	728
Interest expense - non-cash, notes	571	-
Stock-based compensation	-	315
Provision for bad debts	854	214
Deferred income taxes	286	(907)
Earned discount on notes receivable	(942)	(690)
Loss on business transferred	-	500
(Gain) loss on sale or disposal of assets	642	(47)
(Gain) loss on sale of customer contracts and accounts receivable	132	(43)
Impairment of goodwill	-	65,000
Changes in assets and liabilities, net of effects of
acquisitions and non-cash transactions:
Accounts receivable	313	(36)
Inventories	261	(26)
Prepaid expenses	(432)	(829)
Other assets	(31)	221
Deferred customer acquisition costs	(4,278)	(2,597)
Due from/to related parties	(52)	4
Accounts payable and accrued expenses	166	3,341
Deferred revenue	(1,116)	(917)
Deferred revenue - bundled arrangements	2,980	2,265
Other liabilities	40	46
Net cash provided by operating activities	7,160	8,769
Cash flows from investing activities:
Purchase of property and equipment	(1,486)	(1,853)
Proceeds from sale of property and equipment	-	47
Purchase of customer contracts and dealer relationships	(12,604)	(11,860)
Proceeds from sale of customer contracts and accounts receivable	473	370
Financing of dealer loans	(3,764)	(6,414)
Repayment of dealer loans	8,599	10,376
(Increase) decrease in restricted cash	(1)	471
Proceeds from net assets of business transferred	-	385
Deposit on acquisition	(22,683)	-
Business acquisitions, net of cash acquired	462	(72)
Net cash used in investing activities	(31,004)	(8,550)
Cash flows from financing activities:
Proceeds from borrowing on line of credit	3,000	-
Payments of obligations under capital leases	(281)	(214)
Repayment of long-term debt	(950)	-
Debt issuance costs	(354)	(63)
Net cash provided by (used in) financing activities	1,415	(277)

Net (decrease) increase in cash and cash equivalents for the year	(22,429)	(58)
Cash and cash equivalents at beginning of year	31,555	16,239
Cash and cash equivalents at end of period	$9,126	$16,181

Supplemental disclosure of cash flow information:
Interest paid	$8,031	$8,300
Income taxes paid	$50	$169

Supplemental disclosure of non-cash items:
Net assets of business transferred	$-	$6,776
Notes receivable converted to customer contracts	$3,508	$722
Equipment acquired from capital leases	$-	$253

The accompanying notes are an integral part of the consolidated financial statements.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Management Opinion

The financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, that are considered necessary for fair presentation of the financial position, results of operations and cash flows of Integrated Alarm Services Group, Inc. and Subsidiaries’ (“IASG” or the “Company”) for the three and nine months ended September 30, 2006 in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented herein, in accordance with regulations. These financial statements should be read in conjunction with financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. The 2005 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period revenue and expenses in the consolidated statement of operations have been reclassified to conform to the current period presentation.

2.  Notes Receivable

 The Company’s notes receivable consisted of the following:

	December 31, 2005	September 30, 2006
	(in thousands)
Performing loans	$17,693	$14,181
Non-performing loans	1,664	1,055
Total Loans	19,357	15,236

Less: Reserves	(246)	(246)
Purchase discount	(2,918)	(1,678)
Net loans	$16,193	$13,312

At December 31, 2005 and September 30, 2006, the Company had non-performing loans aggregating approximately $1,664,000 and $1,055,000, respectively. Currently the cash flow from the underlying collateral supports the carrying value of the loans, therefore no impairment charge was recorded. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

As part of the acquisitions of National Alarm Computer Center (“NACC”) in 2004 and Financial Security Services, Inc. (“FSS”) in 2005, the Company agreed to assume NACC and FSS’s obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers. At December 31, 2005 and September 30, 2006, amounts available to Dealers under these lines of credit were $6,195,000 and $5,640,000, respectively. The Company intends to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility.

The purchase discount resulted from the acquisitions of NACC and FSS. Unamortized purchase discount on acquired notes that are prepaid within the first year of acquisition is offset to goodwill.

3.  Goodwill and Intangibles

During the nine months ended September 30, 2006, goodwill decreased by approximately $68,716,000, due primarily to $65,000,000 goodwill impairment charge as a result of the Company’s annual goodwill impairment valuation; the allocation of approximately $2,659,000 to net assets of business transferred in the second quarter of 2006; approximately $839,000 related to FSS purchase price adjustments; $64,000 of direct acquisition costs and, approximately $282,000 of unamortized purchase discount primarily from FSS loans being prepaid during the nine months ended September 30, 2006. In connection with the segment realignment in the third quarter of 2006, the Company reallocated approximately $9,825,000 from the Residential segment to the Commercial segment during the third quarter of 2006 based on the relative fair value of the segments at September 30, 2006. Goodwill from Residential segment of $860,000 and Commercial segment of $340,000 was reclassed to the Wholesale segment at December 31, 2005 to revise a prior misclassification.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangibles (cont.)

	Wholesale	Residential	Commercial	Total
	(in thousands)
Balance at 12/31/2005	$9,068	$71,695	$14,156	$94,919
Purchase price reallocation - prepaid loans	-	(282)	-	(282)
Purchase price adjustment		(839)		(839)
Goodwill of business transferred (Note 7)	-	(2,659)	-	(2,659)
Reclass based on relative fair value	-	(9,825)	9,825	-
Impairment charge	-	(47,430)	(17,570)	(65,000)
Direct acquisition costs		64		64
Balance at 9/30/2006	$9,068	$10,724	$6,411	$26,203

The Company accounts for its goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test in the third quarter of each year and previously had not been required to record an impairment charge. During the second quarter of 2004 and continuing through the third quarter of 2006, the common stock of the Company traded below its book value. During the third quarter of 2006, the Company’s Residential and Commercial segments continued to incur operating losses and failed to achieve their respective nine months operating plan. As a result, the Company revised its future operating forecasts and determined that goodwill was impaired at September 30, 2006. Such revised forecasts are also the result of the organizational changes that our new management began to implement in the third quarter of 2006.  A non-cash goodwill impairment charge of $65,000,000 has been recorded in the third quarter of 2006. The impairment reduces the goodwill associated with the Residential segment by $47,430,000 and the Commercial segment by $17,570,000.

Customer Contracts and Dealer Relationships
SFAS No. 144 Accounting for the Impairment or Disposal of Long Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of dealer relationships and residential customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the Company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has identified no impairment losses for these assets during the nine months ended September 30, 2005 and 2006.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangibles (cont.)

The Company acquired customer contracts with a $246,000 gross recurring monthly revenue (“RMR”) from CenterPoint Energy Resources Corp on September 29, 2006 for $7,764,000. This purchase is recorded in the existing portfolio grouping below.

Customer contracts at September 30, 2006 consist of the following:

	Existing Portfolio	Dealer Acquired	Contracts assumed from Dealers	Total
	(in thousands)

Customer contracts December 31, 2005	$88,784	$30,037	$8,059	$126,880
Purchases	7,837	4,744	16	12,597
Sales and adjustments	(8,601)	(164)	-	(8,765)
Customer contracts September 30, 2006	88,020	34,617	8,075	130,712
-
Accumulated amortization December 31, 2005	28,657	11,881	5,810	46,348
Amortization	10,805	3,395	912	15,112
Amortization Adjustments - Sales	(3,528)	(42)		(3,570)
Accumulated amortization September 30, 2006	35,934	15,234	6,722	57,890

Customer contracts, net December 31, 2005	$60,127	$18,156	$2,249	$80,532

Customer contracts, net September 30, 2006	$52,086	$19,383	$1,353	$72,822

Customer contract amortization expense for the three months ended September 30, 2005 and 2006 was $5,906,000 and $5,105,000 respectively. Customer contract amortization expense for the nine months ended September 30, 2005 and 2006 was $15,789,000 and $15,112,000, respectively. The amortization expense was reduced by approximately $545,000 and $105,000 using attrition reserves from contract purchase transactions for the nine months ended September 30, 2005 and 2006, respectively. The primary increase in gross customer contracts is the result of the purchase of contracts during the third quarter of 2006 offset by the sale of contracts during the second quarter of 2006 more fully described in Note 7.

Dealer relationships consist of the following:

	Cost	Accumulated Amortization	Net
	(in thousands)

December 31, 2005	$58,529	$25,529	$33,000
Additions - Year	-	3,394	(3,394)
September 30, 2006	$58,529	$28,923	$29,606

Amortization expense for dealer relationships was $1,175,000 and $1,131,000 for the three months ended September 30, 2005 and 2006, respectively. Amortization expense for dealer relationships was $3,438,000 and $3,394,000 for the nine months ended September 30, 2005 and 2006, respectively.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangibles (cont.)

Estimated amortization expense of customer contracts, dealer relationships, other identifiable intangible assets and deferred customer acquisition costs for the years ending December 31, 2006 through 2010 is as follows:

Year	Customer Contracts	Dealer Relationships	Other Identifiable Intangible Assets	Deferred Customer Acquisition Costs	Total
	(in thousands)

2006 (three months)	$2,376	$1,118	$159	$519	$4,172
2007	8,735	4,060	615	1,933	15,343
2008	7,949	3,802	599	1,639	13,989
2009	7,105	3,542	554	1,288	12,489
2010	6,115	3,277	119	907	10,418

Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. The net unamortized cost of portfolios subject to variable amortization based upon attrition was approximately $49,001,000 as of September 30, 2006.

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

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stockholders’ Equity (cont.)

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised), Share-Based Payment (“FAS 123R”), an amendment of FAS No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The standard also provides for different transition methods for past award grants, including the restatement of prior period results. The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and is recognizing the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, the Company provided the pro-forma disclosures for past award grants as required under FAS 123. As such, the Company has recognized expense for unvested options during the quarter ended September 30, 2005 and 2006 of approximately $0 and $152,000, respectively. The Company has recognized expense for unvested options of $0 and $315,000 for the nine months ended September 30, 2005 and 2006, respectively.

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

The fair value of each option plan option grant was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2005	2006
Risk-free interest rate	4.07%	4.56%
Volatility	63%	63%
Expected Term (in years)	5	3
Dividend yield	0%	0%

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stockholders’ Equity (cont.)

The following table reflects the proforma information of the Company for the three and nine months ended September 30, 2005 as if the compensation cost had been determined in accordance with the fair value-based method prescribed by FAS 123R.

	Three Months Ended Sept 30, 2005 Proforma	Nine Months Ended Sept 30, 2005 Proforma
	(in thousands, except per share amounts)

Net income (loss), as reported (1)	$(5,428)	$(14,354)
Less: Stock-based compensation expense, net of tax (2)	(19)	(100)
Net income including the effect of stock-based compensation (3)	$(5,447)	$(14,454)
Net income (loss) per share, as reported for the prior period-basic and diluted (1)	$(0.22)	$(0.58)
Net income (loss) per share-basic and diluted, including the effect of stock-based compensation expense (3)	$(0.22)	$(0.59)

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

(3)
Net income (loss) per share for periods prior to fiscal year 2006 represent proforma information based on FAS 123. The Company recognized approximately $152,000 of stock-based compensation expense during the quarter ended September 30, 2006. This expense had $0.01 impact on the net loss per share for the quarter ended September 30, 2006.

The Company recognized approximately $315,000 of stock-based compensation expense in the nine months ended September 30, 2006.  This expense had $0.01 impact on the net loss per share for the period ended September 30, 2006.

As of September 30, 2006, there was approximately $92,000 of unamortized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted average vesting period of 0.2 years.

Company stock options outstanding as of September 30, 2006 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2005	2,258,416	$8.97
Options issued during 2006	225,000	$4.92
Option forfeited during 2006	(24,116)	$5.70
Options outstanding at Sept 30, 2006	2,459,300	$8.63	$6.93

Options exercisable at Sept 30, 2006	2,109,995	$8.85	$6.92

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Stockholders’ Equity (cont.)
There were no options exercised during the first three quarters of 2006.

The options disclosed in the table above had no aggregate intrinsic value associated with them at September 30, 2006.

Company stock options outstanding become exercisable as follows:
Period Ending	Option Plan Option Shares	Weighted Average Exercise Price	Shareholder Option Shares	Weighted Average Exercise Price

Currently exercisable	167,995	$6.60	1,942,000	$9.25
December 31, 2006	225,000	$4.92	-	$9.25
December 31, 2007	26,305	$5.68	42,000	$9.25
December 31, 2008	-	-	56,000	$9.25
	419,300	$5.64	2,040,000	$9.25

The following table summarizes the activity related to stockholders’ equity for the nine months ended September 30, 2006:

							Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
	(in thousands, except share and per share amounts)

Balance, December 31, 2005	24,681,462	$25	$207,162	$(86,073)	312,626	$(1,000)	$120,114
Net income (loss)	-	-	-	(79,201)	-	-	(79,201)
Stock-based compensation	-	-	315	-	-	-	315
Balance, September 30, 2006	24,681,462	$25	$207,477	$(165,274)	312,626	$(1,000)	$41,228

Dividend payments are restricted by both the revolving credit agreement (no outstanding balance) and the $125 million Senior Secured Notes (“Notes”). The revolving credit agreement does not permit the payment of any dividends. To pay a cumulative dividend in excess of $1.5 million, the Notes would require cumulative net income in excess of $119 million and a fixed charge coverage ratio in excess of 2.5 to 1.0.

5. Income Taxes

A benefit related to the projected losses may not be recognized due to the Company’s continued belief that a full valuation allowance is required as an offset to its deferred tax assets. Deferred tax expense is a result of an increase in deferred tax liabilities. The deferred tax liability represents the state deferred tax liability of IASG which cannot be offset by the state deferred tax asset of its subsidiaries due to the companies being subject to state taxes in different state tax jurisdictions. Prior to the goodwill impairment charge in the third quarter of 2006 the Company also recorded deferred tax liabilities relating to tax goodwill basis differences associated with acquisitions. Current taxes include minimum taxes, capital taxes and state income taxes imposed on companies in separate taxing jurisdictions. As a result of the goodwill impairment charge, those deferred tax liabilities in the amount of $1,087,000 were eliminated, resulting in a tax benefit in the provision for the three and nine months ended September 30, 2006.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income (Loss) per Common Share

The income (loss) per common share is as follows:

	Three Months Ended September 30,
	2005	2006
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$(5,428)	$(69,340)
Denominator
Weighted average shares outstanding	24,681,462	24,368,836

Net income (loss) per share	$(0.22)	$(2.85)

	Nine Months Ended September 30,
	2005	2006
	(in thousands, except share and per share amounts)
Numerator
Net income (loss)	$(14,354)	$(79,201)
Denominator
Weighted average shares outstanding	24,681,462	24,368,836

Net income (loss) per share	$(0.58)	$(3.25)

The shares represented by options and convertible promissory notes below have not been included as common stock equivalents, as they would be anti-dilutive.

	For the Three Months Ended September 30,
	2005	Weighted Average Option Price	2006	Weighted Average Option Price
Weighted stock options and convertible promissory notes outstanding are as follows:

Convertible promissory notes	624,390	$6.94	-	$-
Stock option plans	218,667	$6.38	419,300	$5.64
Shareholder options	1,970,000	$9.25	2,040,000	$9.25
Total	2,813,057		2,459,300

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income (Loss) per Common Share (cont.)

	For the Nine Months Ended September 30,
	2005	Weighted Average Option Price	2006	Weighted Average Option Price

Weighted stock options and convertible promissory notes outstanding are as follows:

Convertible promissory notes	616,216	$6.94	-	$-
Stock option plans	225,333	$6.35	419,300	$5.64
Shareholder options	2,040,000	$9.25	2,040,000	$9.25
Total	2,881,549		2,459,300

7. Disposal of Assets

During the second quarter of 2006, the Company sold alarm contracts in Colorado, Idaho and Utah for $7,100,000 and other assets including inventory, vehicles and deposits valued at approximately $224,000. The Company received a cash payment of approximately $762,000 (which has been classified as “Advanced payment”) and the balance of approximately $6,512,000 in the form of a promissory note due December 31, 2006. The Company incurred direct and incremental costs related to the transaction in the aggregate amount of $377,000, which is reflected in the table below as prepaid expenses.  The note bears interest of 12% per annum with interest payable monthly. If no event of default has occurred, the buyer has the option up to December 31, 2006 to pay $1 million on the note to extend its maturity date to July 1, 2007 with interest of 13% per annum. The agreement includes a sales price adjustment for an attrition guarantee for the six months ended November 30, 2006 when the contract attrition is more than 5% of the total recurring monthly revenue acquired. The Total recurring monthly revenue (“RMR”) sold was $212,000. If the buyer incurs attrition in excess of $11,000 of the RMR, the Company will reimburse the buyer for the next approximately $11,000 of RMR that is lost at a rate of $34.773 per $1 of RMR lost, up to a maximum purchase price adjustment of approximately $369,000. The Company will continue to provide the monitoring and billing services until the note is paid. The sale will be recognized when the note is paid in full, the attrition guarantee has been settled, and continuing involvement (monitoring services) has ceased.  The assets and liabilities of the business transferred have been separately segregated on the consolidated balance sheet at September 30, 2006.  The net assets of the business transferred were determined to be impaired; as a result the Company recognized a $500,000 charge to operations during the second quarter of 2006.

The following table summarizes assets and liabilities sold:

	Assets	Liabilities
	(in thousands)
Customer contract, net	$4,869	$-
Deferred revenue	-	639
Deferred customer acquisition, net	331	-
MISC A/R	47	-
Property and equipment, net	223	-
Inventories	50	-
Capital Lease obligations		165
Accrued Expenses		239
Other assets	140
Prepaid expenses	377	-
Goodwill	2,159	-
	$8,196	$1,043

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8.  Litigation

In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against the Company in the Superior Court of New Jersey, Camden County for $1.4 million of unspecified damages in connection with the Company’s purchase of certain alarm monitoring contracts from B&D Advertising Corp. B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that the Company’s subsequent purchase of contracts from B&D constitutes tortious interference, that the Company utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that the Company purchased from B&D. The Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

In December of 2005, Ira R. Beer, former president of the Company’s American Home Security, Inc (“AHS”) subsidiary in Las Vegas, brought an action against AHS and the Company in District Court for Clark County, Nevada. Mr. Beer seeks monies allegedly due under a certain Employment Agreement dated November 21, 2003. Mr. Beer’s employment was terminated, for cause, on December 8, 2005. Mr. Beer’s lawsuit alleges that his termination was not for cause and that he is owed unpaid salary through the end of 2006 of some $440,000 and a certain “bonus buy-out” which he asserts to be approximately $2,192,000. He also seeks unspecified punitive damages. The Company has filed a counterclaim against Mr. Beer for derogation of his management duties. Based on the terms of the employment agreement and preliminary settlement negotiations, the Company has recorded a liability totaling $1.75 million for the settlement of this claim at September 30, 2006.

On June 26, 2006, former Company president Thomas J. Few, Sr. initiated litigation against the Company in connection with his termination of employment, seeking a monetary award for amounts allegedly due to him under an employment agreement. The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division. The principal parties to the suit are Thomas J. Few, Sr. and the Company. Mr. Few alleges that he is owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the Company's alleged breach of the employment agreement. Based upon preliminary settlement negotiations, the Company expects to settle this claim for a nominal amount.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows, although it is possible that an adverse resolution of a number of these matters could have a material adverse effect on the Company’s financial position, results of operations, or cash flows in a particular quarter or fiscal year.

9. Segment and Related Information

During the third quarter of 2006, the Company realigned its segments, Prior period segment information has been retroactively adjusted to reflect this realignment. Effective third quarter of 2006, IASG has three reportable segments: alarm-monitoring wholesale services, alarm-monitoring residential services and alarm-monitoring commercial services. The Company has determined its reportable segments based on its method of internal reporting which is used by management for making operational decisions and assessing performance.

The alarm-monitoring wholesale services segment provides monitoring services to a broad range of independent alarm-monitoring dealers. The alarm-monitoring residential services segment provides monitoring services to its end customers, working capital to independent alarm-monitoring dealers and customer service and billing and collection services to our portfolio of accounts. This is accomplished by purchasing alarm monitoring contracts from the dealer or by providing loans using the dealer's alarm monitoring contracts as collateral. IASI provides monitoring services (through IASG and other affiliated and non-affiliated entities) to its customers through the wholesale segment. The alarm-monitoring commercial services segment is a commercial security integrator that provides installation, testing and maintenance for commercial customers as well as monitoring services to its end customers.

Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) before income taxes. The Company does not allocate corporate accounting, legal and other professional fees, corporate salaries, benefits and other compensation, director related expenses and other corporate expenses to the segments because the decision making for the majority of these expenses does not reside within the segments. Interest related charges are allocated to the segments based on inter-company agreements in place during the specific year. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the three and nine months ended September 30, 2005 and 2006.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Segment and Related Information (cont.)

Summarized financial information as of and for the three and nine months ended September 30, 2005 and 2006 concerning the Company's reportable segments is shown in the following table:

Three Months ended September 30, 2005:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Residential Services	Alarm - Monitoring Commercial Services	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$7,899	$12,019	$4,583	$-	$24,501
Intersegment revenue	1,159	-	-	(1,159)	-
Interest income	-	932	-	214	1,146
Interest expense	6	-	10	4,298	4,314
Income (loss) before income taxes	564	872	(434)	(6,335)	(5,333)
Purchase of contracts, dealer relations and businesses	39	608	-	-	647
Depreciation and amortization	1,345	5,576	693	-	7,614
Amortization of customer acquisition costs	-	148	313	-	461

Three Months ended September 30, 2006:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Residential Services	Alarm - Monitoring Commercial Services	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$8,414	$10,373	$4,264	$-	$23,051
Intersegment revenue	1,131	-	-	(1,131)	-
Impairment of goodwill	-	47,430	17,570	-	65,000
Interest income	-	1,050	-	188	1,238
Interest expense	-	10	14	4,187	4,211
Income (loss) before income taxes	1,739	(46,755)	(17,634)	(7,784)	(70,434)
Purchase of contracts and businesses	-	9,442	-	-	9,442
Depreciation and amortization	1,450	4,862	741	7	7,060
Amortization of customer acquisition costs	-	87	417	-	504

	For the three months ended September 30,
	2005	2006
Income (loss) before income taxes:	(in thousands)
Alarm-Monitoring - Wholesale Services	$564	$1,739
Alarm-Monitoring - Residential Services	872	(46,755)
Alarm-Monitoring - Commercial Services	(434)	(17,634)
Unallocated Expenses:
Corporate accounting, legal and other professional services	(932)	(819)
Corporate salaries, benefits and other compensation	(591)	(662)
Director and officer related expenses	(274)	(293)
Interest expense	(4,298)	(4,187)
Amortization of debt issuance costs	(282)	(244)
Litigation settlement	-	(1,340)
Other corporate expenses, net	42	(239)
Consolidated income (loss) before income taxes	$(5,333)	$(70,434)

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Segment and Related Information (cont.)

Nine Months ended September 30, 2005:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Residential Services	Alarm - Monitoring Commercial Services	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$23,542	$36,266	$13,839	$-	$73,647
Intersegment revenue	3,569	-	-	(3,569)	-
Interest income	-	3,065	-	459	3,524
Interest expense	17	2	36	12,746	12,801
Income (loss) before income taxes	552	7,018	(1,612)	(19,936)	(13,978)
Purchase of contracts, dealer relations and businesses	39	15,776	-	-	15,815
Depreciation and amortization	4,208	13,779	2,883	-	20,870
Amortization of customer acquisition costs	-	383	816	-	1,199

Nine Months ended September 30, 2006:
	Alarm-Monitoring Wholesale Services	Alarm-Monitoring Residential Services	Alarm - Monitoring Commercial Services	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$23,871	$33,641	$12,757	$-	$70,269
Intersegment revenue	3,484	-	-	(3,484)	-
Impairment of goodwill	-	47,430	17,570	-	65,000
Interest income	-	2,861	-	447	3,308
Interest expense	1	31	32	12,424	12,488
Income (loss) before income taxes	4,613	(45,364)	(17,898)	(21,309)	(79,958)
Purchase of contracts and businesses	-	11,932	-	-	11,932
Depreciation and amortization	4,311	14,156	2,377	10	20,854
Amortization of customer acquisition costs	-	285	1,173	-	1,458

	For the nine months ended September 30,
	2005	2006
Income (loss) before income taxes:	(in thousands)
Alarm-Monitoring - Wholesale Services	$552	$4,613
Alarm-Monitoring - Residential Services	7,018	(45,364)
Alarm-Monitoring - Commercial Services	(1,612)	(17,898)
Unallocated Expenses:
Corporate accounting, legal and other professional services	(3,736)	(2,350)
Corporate salaries, benefits and other compensation	(1,662)	(2,620)
Director and officer related expenses	(875)	(879)
Interest expense	(12,746)	(12,424)
Amortization of debt issuance costs	(838)	(728)
Litigation settlement	(19)	(1,340)
Other corporate expenses, net	(60)	(968)
Consolidated income (loss) before income taxes	$(13,978)	$(79,958)

There has been no significant change to segment assets during the nine months ended September 30, 2006, other than the disposal of assets from the residential segment more fully described in Note 7 and the goodwill impairment which is more fully described in Note 3.

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.   New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatemetns when Quantifying Misstatements in Current year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company will be required to apply the guidance contained in SAB 108 beginning with financial statements for the year ending December 31, 2006. The Company believes that adopting SAB 108 will not have any effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company will be required to adopt this Statement on January 1, 2007 and will apply the requirements prospectively to all transactions after the effective date. The Company has not yet determined the effect that adopting FAS No. 157 will have on its financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	general economic and business conditions;
•	our business strategy for expanding our presence in our industry, including acquisitions and or strategic alternatives;
•	anticipated trends in our financial condition and results of operations;
•	the impact of competition and technological change;
•	actual attrition rates differing from our estimates;
•	existing and future regulations affecting our business; and

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006.

Executive Overview
The Company conducts business in the security industry through three segments:

•
Alarm Monitoring Wholesale Services (Wholesale Segment) The alarm-monitoring wholesale services segment provides monitoring services to a broad range of independent alarm-monitoring dealers. This division also offers administrative services such as billing and collection to dealers. Criticom International, our wholesale services also provides monitoring services to our other divisions.

•
Alarm Monitoring Residential Services (Residential Segment) The alarm-monitoring retail services segment provides monitoring services to its end customers, working capital to independent alarm-monitoring dealers and customer service and billing and collection services to our portfolio of accounts. This is accomplished by purchasing alarm monitoring contracts from the dealer or by providing loans using the dealer's alarm monitoring contracts as collateral. The monitoring of the customer’s system is performed primarily by Criticom International.

•
Alarm Monitoring Commercial Services (Commercial Segment) The alarm-monitoring commercial services segment is a commercial security integrator that provides installation, testing and maintenance for commercial customers as well as monitoring services to its end customers. Growth in this segment is accomplished by purchasing alarm monitoring contracts from dealers or by installing monitoring systems for new commercial customers. The monitoring of the customer’s system is performed exclusively by Criticom International.

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

Revenue from providing monitoring only service to the customers of our dealers and our residential owned customer contracts is recognized as the monitoring service (including contracts acquired from dealer, other third parties, in business acquisitions or under foreclosure) is provided over the term of the contract. Certain owned customer contracts are being monitored by third party monitoring service providers. We recognize revenue from these contracts as the monitoring service is being provided.

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

Notes receivable consists primarily of loans to Dealers which are collateralized by a portfolio of individual end-user monitoring contracts. When a Dealer becomes delinquent, we generally foreclose on and take ownership of, the portfolio of customer’s monitoring contracts resulting in an increase in customer contracts and a decrease in notes receivable.

At September 30, 2006, we had non-performing loans to Dealers aggregating approximately $1,055,000. Currently, the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of Dealer relationships and residential customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of September 30, 2006, our long-lived assets aggregate approximately $121,160,000.

We account for goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. If a goodwill impairment change is required we would be required to assess whether our long-lived assets are impaired.  In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment test in the third quarter of each year and previously had not been required to record an impairment charge. During the second quarter of 2004 and continuing through the third quarter of 2006, our common stock traded below its book value. After evaluating current financial forecasts and operating trends, Management determined that goodwill was impaired at September 30, 2006.   A non-cash goodwill impairment charge of $65,000,000 has been recorded in the third quarter of 2006. Our goodwill balance at September 30, 2006 is approximately $26,203,000.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised), Share-Based Payment (“FAS 123R”), an amendment of FAS No. 123, Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and are recognizing the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of FAS 123R, we provided the pro-forma disclosures for past award grants as required under FAS 123. As such, we have recognized expense for unvested options during the quarter ended September 30, 2006 of approximately $152,000 and during the nine months ended September 30, 2006 of approximately $315,000.

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

Contingencies and litigation
In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against us in the Superior Court of New Jersey, Camden County for $1.4 million of unspecified damages in connection with our purchase of certain alarm monitoring contracts from B&D Advertising Corp. B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that our subsequent purchase of contracts from B&D constitutes tortious interference, that we utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that we purchased from B&D. We plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

In December of 2005, Ira R. Beer, former president of our American Home Security, Inc (“AHS”) subsidiary in Las Vegas, brought an action against AHS and us in District Court for Clark County, Nevada. Mr. Beer seeks monies allegedly due under a certain Employment Agreement dated November 21, 2003. Mr. Beer’s employment was terminated, for cause, on December 8, 2005. Mr. Beer’s lawsuit alleges that his termination was not for cause and that he is owed unpaid salary through the end of 2006 of some $440,000 and a certain “bonus buy-out” which he asserts to be approximately $2,192,000. He also seeks unspecified punitive damages. We have filed a counterclaim against Mr. Beer for derogation of his management duties. Based on the terms of the employment agreement and preliminary settlement negotiations, we have recorded a liability totaling $1.75 million for the settlement of this claim at September 30, 2006.

On June 26, 2006, our former president Thomas J. Few, Sr. initiated litigation against us in connection with his termination of employment, seeking a monetary award for amounts allegedly due to him under an employment agreement. The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division. The principal parties to the suit are Thomas J. Few, Sr. and us. Mr. Few alleges that he is owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the our alleged breach of the employment agreement. Based upon preliminary settlement negotiations, we expect to settle this claim for a nominal amount.

We are involved in litigation and various legal matters that have arisen in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows, although it is possible that an adverse resolution of a number of these matters could have a material adverse effect on our financial position, results of operations, or cash flows in a particular quarter or fiscal year.

Results of operations

Consolidated. Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005.

The following chart and discussion reflects the impact of the elimination of inter-segment revenue and cost of revenue:

	For the Three Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
	(in thousands)
Total revenue	$24,501	$23,051	$(1,450)	(5.9)%
Expenses:
Cost of revenue (excluding depreciation and amortization)	10,781	9,226	(1,555)	(14.4)%
Selling and marketing	1,223	1,266	43	3.5%
Depreciation and amortization	7,614	7,060	(554)	(7.3)%
(Gain) loss on sale or disposal of assets	333	(76)	(409)	(122.8)%
General and administrative	6,433	7,792	1,359	21.1%
Impairment of goodwill	-	65,000	65,000	N/A
Total expenses	26,384	90,268	63,884	242.1%

Income (loss) from operations	(1,883)	(67,217)	(65,334)	3469.7%
Other income (expense):
Amortization of debt issuance costs	(282)	(244)	38	(13.5)%
Interest expense	(4,314)	(4,211)	103	(2.4)%
Interest income	1,146	1,238	92	8.0%
Income (loss) before income taxes	(5,333)	(70,434)	(65,101)	1220.7%
Income tax expense (benefit)	95	(1,094)	(1,189)	(1251.6)%
Net income (loss)	$(5,428)	$(69,340)	$(63,912)	1107.4%

Revenue
Total consolidated revenue decreased approximately $1,450,000. This decrease was due to decreases of approximately $1,646,000 and $319,000 in the residential and commercial segments, respectively, offset, in part, by an increase in revenue in wholesale segment of approximately $487,000 addressed in the individual segment discussions below. Additionally, eliminated in the consolidated statement of operations is an increase of approximately $28,000 in inter-segment revenue.

Cost of Revenue (excluding Depreciation and Amortization)
Total consolidated cost of revenue decreased approximately $1,555,000. This decrease was primarily due to a decrease of approximately $824,000, $122,000 and $637,000 in the wholesale, residential and commercial segments, respectively, offset by an increase of approximately $28,000 in inter-segment cost of revenue.

Operating Expenses
Total consolidated operating expenses increased approximately $65,439,000. This increase was primarily due to increases of approximately $142,000, $46,211,000, $17,516,000 and $1,570,000 in the wholesale, residential, commercial segments and corporate expenses, respectively.

Total consolidated selling and marketing expenses increased approximately $43,000. This increase was primarily due to increases of approximately $55,000 and $16,000 in the wholesale and commercial segments, respectively, offset, in part, by a decrease in the residential segment of approximately $28,000.

Total consolidated depreciation and amortization expenses decreased approximately $554,000. This decrease was primarily due to a decrease of approximately $714,000 in the residential segment, offset, in part, by increases of approximately $48,000, $105,000, $7,000 in the commercial segment , wholesale segment and corporate, respectively.

Loss on sale or disposal of assets in 2005 of approximately $333,000 compared to a gain in 2006 of approximately $76,000. Most of the loss in 2005 was attributable to the closure of certain dealer care centers and a monitoring station in the wholesale segment.

Total consolidated general and administrative expenses increased approximately $1,359,000. This increase was primarily due to increases of approximately $193,000 and $1,563,000 in the wholesale segment and corporate expenses, respectively, offset, in part, by decreases of approximately $322,000 and $75,000 in the residential and commercial segments, respectively.

A non-cash goodwill impairment charge of approximately $65,000,000 was recorded in the quarter ended September 30, 2006 based upon the annual impairment test conducted as of September 30, 2006.

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

Interest Income
Total consolidated interest income increased by approximately $92,000. This increase was primarily due to an increase in the residential segment of approximately $118,000, offset, in part, by a decrease of approximately $26,000 at corporate.

Taxes
The decrease in income tax expense is primarily due to the adjustment to deferred tax liabilities of $1,198,000 as a result of the goodwill impairment charge offset by an increase in current state income tax expense due to an increase of state taxes in separate taxing jurisdictions.

Results of Operations by Segment
The comparable financial results for the Company’s three segments: Wholesale Services, Residential Services and Commercial Services, as well as Corporate related income and expenses for the three months ended September 30, 2006 compared with the three months ended September 30, 2005 are discussed below.

The following charts and discussions include inter-segment revenue and cost of revenue that are eliminated in the consolidated financial statements. These amounts for the quarter ended September 30, 2006 and 2005 are approximately $1,131,000 and $1,159,000, respectively. The Residential and Commercial segments incur expense for the monitoring services provided by the wholesale segment. The inclusion of inter-segment activity provides a more realistic presentation of how these segments would operate on a stand alone basis.

Alarm Monitoring, Wholesale Segment. Three months ended September 30,

	For the Three Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
	(in thousands)
Total revenue	$9,058	$9,545	$487	5.4%
Expenses:
Cost of revenue (excluding depreciation and amortization)	6,434	5,610	(824)	(12.8)%
Selling and marketing	340	395	55	16.2%
Depreciation and amortization	1,345	1,450	105	7.8%
(Gain) loss on sale or disposal of assets	198	(13)	(211)	(106.6)%
General and administrative	171	364	193	112.9%
Total expenses	8,488	7,806	(682)	(8.0)%

Income (loss) from operations	570	1,739	1,169	205.1%
Other income (expense):
Interest expense	(6)	0	6	(100.0)%
Income (loss) before income taxes	$564	$1,739	$1,175	208.3%

Revenue from the wholesale segment increased approximately $487,000. This is primarily due to the increase in revenue of $1,121,000 from the acquisition of FSS in the fourth quarter of 2005. This increase was offset by a decrease of approximately $466,000 as a result of a decrease in the average number of contracts per month of approximately 33,000. An additional decrease of approximately $120,000 was due to a decrease in the average revenue per contract per month of approximately $0.08. Additional decreases of approximately $28,000 and approximately $20,000 were due to inter-segment and other revenues, respectively.

Cost of revenue for the wholesale segment decreased by approximately $824,000. This decrease was primarily due to reductions in rent expense of approximately $692,000 as a result of facility closures made during 2005 and telephone expense of approximately $131,000.

Operating expenses for the wholesale segment increased by approximately $142,000. This increase was primarily due to increases in bad debt expense of approximately $204,000, depreciation and amortization expense of $105,000.  These increases were partially offset by decreases in exit costs, bank service charges, and professional and legal fees of approximately $79,000, $34,000, and $17,000, respectively.

Income from operations increased in the wholesale segment approximately $1,169,000. This increase was primarily due to the aforementioned increases in revenue of approximately $487,000 plus the decreases in cost of revenue of approximately $824,000 offset, in part, by the previously addressed increase in operating expenses of approximately $142,000.

Income before income taxes for the wholesale segment increased approximately $1,175,000. This increase was primarily due to the aforementioned increase in income from operations of approximately $1,169,000 plus the decrease in interest expense of approximately $6,000.

Alarm Monitoring, Residential Segment. Three months ended September 30,

	For the Three Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
	(in thousands)
Total revenue	$12,019	$10,373	$(1,646)	(13.7)%
Expenses:
Cost of revenue (excluding depreciation and amortization)	2,728	2,606	(122)	(4.5)%
Selling and marketing	206	178	(28)	(13.6)%
Depreciation and amortization	5,576	4,862	(714)	(12.8)%
(Gain) loss on sale or disposal of assets	132	(23)	(155)	(117.4)%
General and administrative	3,437	3,115	(322)	(9.4)%
Impairment of goodwill	-	47,430	47,430	N/A
Total expenses	12,079	58,168	46,089	381.6%

Income from operations	(60)	(47,795)	(47,735)	79558.3%
Other income (expense):
Interest expense	-	(10)	(10)	N/A
Interest income	932	1,050	118	12.7%
Income (loss) before income taxes	$872	$(46,755)	$(47,627)	(5461.8)%

Revenue from the residential segment decreased approximately $1,646,000. This decrease was primarily due to a decrease in revenue from customer accounts of approximately $1,684,000. The revenue from customer accounts decrease was due to a reduction in average number of accounts per month of approximately 22,000 accounts resulting in a revenue decrease of approximately $2,020,000, offset by an increase of approximately $336,000 as a result of an increase in the average revenue per account per month of approximately $1.12. In addition to the decrease in revenue from customer accounts, other revenue decreased by approximately $32,000. The aforementioned decreases were offset, in part, by an increase in installation revenue of approximately $56,000. Revenues associated with the FSS acquisition for 2006 are approximately $349,000 and are included in the amounts addressed above.

Cost of revenue for the residential segment decreased approximately $122,000. This decrease was primarily due to decreases in salaries, benefits and payroll taxes of approximately $128,000.

Operating expenses for the residential segment increased by approximately $46,211,000. This increase was primarily due to goodwill impairment charge of approximately $47,430,000, offset, in part by decreases in depreciation and amortization, bad debt expense, third party services and billing fees of approximately $714,000, $220,000, $138,000 and $154,000, respectively.

Loss from operations for the residential segment increased approximately $47,735,000. This increase was primarily due to the aforementioned decreases in revenue and increase in operating expense of approximately $1,646,000 and $46,211,000, respectively, offset, in part by the previously mentioned decrease in cost of revenue of approximately $122,000.

Loss before income taxes for the residential segment increased approximately $47,627,000. This increase was primarily due to the aforementioned increase in loss from operations and increase in interest expense of approximately $47,735,000 and $10,000 respectively, offset, in part by an increase in interest income of approximately $118,000 resulting from higher dealer loan balances in 2006.

Alarm Monitoring, Commercial Segment. Three months ended September 30,

	For the Three Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
	(in thousands)
Total revenue	$4,583	$4,264	$(319)	(7.0)%
Expenses:
Cost of revenue (excluding depreciation and amortization)	2,778	2,141	(637)	(22.9)%
Selling and marketing	677	693	16	2.4%
Depreciation and amortization	693	741	48	6.9%
(Gain) loss on sale or disposal of assets	3	(40)	(43)	(1433.3)%
General and administrative	854	779	(75)	(8.8)%
Impairment of goodwill	-	17,570	17,570	N/A
Total expenses	5,005	21,884	16,879	337.2%

Income (loss) from operations	(422)	(17,620)	(17,198)	4075.4%
Other income (expense):
Interest expense	(10)	(14)	(4)	40.0%
Income (loss) before income taxes	$(432)	$(17,634)	$(17,202)	3891.9%

Revenue from the commercial segment decreased approximately $319,000. The revenue from customer accounts decreased approximately $43,000. This decrease was primarily due to a decrease in revenue from customer accounts of approximately $165,000 as a result of a decrease in the average number of accounts per month of approximately 1,000. This decrease in revenue from customer accounts was offset, in part, by an increase of approximately $122,000 as a result of an increase in the average revenue per account per month of approximately $2.83. In addition, this decrease was also attributable to decreases in service, installation and other revenues of approximately $187,000, $78,000 and $11,000, respectively.

Cost of revenue for the commercial segment decreased approximately $637,000. This decrease was primarily due to decreases in salaries, benefits and payroll taxes of approximately $642,000.

Operating expenses for the commercial segment increased by approximately $17,516,000. This increase was primarily due to a goodwill impairment charge of $17,570,000, offset, in part by decreases in rent, utilities and telephone expense of approximately $61,000.

Loss from operations for the commercial segment increased approximately $17,198,000. This increase was primarily due to a goodwill impairment charge of $17,570,000 and the aforementioned decrease in revenue of approximately $319,000, offset, in part, by the previously mentioned decreases in cost of revenue and operating expenses aggregating approximately $691,000.

Loss before income taxes for the commercial segment increased approximately $17,202,000. This increase was primarily due to the aforementioned increase in loss from operations of approximately $17,198,000 and an increase in interest expense of approximately $4,000.

Corporate. Three Months Ended September 30,

	For the Three Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
Expenses:	(in thousands)
Depreciation and Amortization	$-	$7	$7	N/A
General and administrative	1,971	3,534	1,563	79.3%
Total expenses	1,971	3,541	1,570	79.7%

Income (loss) from operations	(1,971)	(3,541)	(1,570)	79.7%
Other income (expense):
Amortization of debt issuance costs	(282)	(244)	38	(13.5)%
Interest expense	(4,298)	(4,187)	111	(2.6)%
Interest income	214	188	(26)	(12.1)%
Income (loss) before income taxes	$(6,337)	$(7,784)	$(1,447)	22.8%

Loss from operations for corporate increased approximately $1,570,000. This increase was primarily due to an increase in the expense associated with the settlement of certain legal proceedings of approximately $1,340,000, an increase of stock based compensation of approximately $152,000 and an increase in payroll processing fees of approximately $63,000.

Loss before income taxes for corporate increased approximately $1,447,000. This increase was primarily due to the aforementioned increase in the loss from operations of approximately $1,570,000 and a decrease in interest income of approximately $26,000 offset by reductions to interest expense and amortization of debt issuance costs resulting from retirement of debt during 2005 of approximately $111,000 and $38,000, respectively. .

Consolidated. Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

The following chart and discussion reflects the impact of the elimination of inter-segment revenue and cost of revenue:

	For the Nine Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
	(in thousands)
Total revenue	$73,647	$70,269	$(3,378)	(4.6)%
Expenses:
Cost of revenue (excluding depreciation and amortization)	31,529	28,428	(3,101)	(9.8)%
Selling and marketing	3,742	3,943	201	5.4%
Depreciation and amortization	20,870	20,854	(16)	(0.1)%
(Gain) loss on sale or disposal of assets	775	(105)	(880)	(113.5)%
Loss on business transferred	-	500	500	N/A
General and administrative	20,594	21,699	1,105	5.4%
Impairment of goodwill	-	65,000	65,000	N/A
Total expenses	77,510	140,319	62,809	81.0%

Income (loss) from operations	(3,863)	(70,050)	(66,187)	1713.4%
Other income (expense):
Amortization of debt issuance costs	(838)	(728)	110	(13.1)%
Interest expense	(12,801)	(12,488)	313	(2.4)%
Interest income	3,524	3,308	(216)	(6.1)%
Income (loss) before income taxes	(13,978)	(79,958)	(65,980)	472.0%
Income tax expense (benefit)	376	(757)	(1,133)	(301.3)%
Net income (loss)	$(14,354)	$(79,201)	$(64,847)	451.8%

Revenue
Total consolidated revenue decreased approximately $3,378,000. This decrease was primarily due to decreases of approximately $2,625,000 and $1,082,000 in the residential and commercial segments, respectively, offset, in part, by an increase in revenue in wholesale segment of approximately $244,000 addressed in the individual segment discussions below. Additionally, eliminated in the consolidated statement of operations is a decrease of approximately $85,000 in inter-segment of revenue.

Cost of Revenue (excluding Depreciation and Amortization)
Total consolidated cost of revenue decreased approximately $3,101,000. This decrease was primarily due to a decrease of approximately $2,664,000 and $1,462,000 in the wholesale and commercial segments, respectively, offset by an increase of approximately $940,000 in the residential segment and approximately $85,000 of inter-segment cost of revenue.

Operating Expenses
Total consolidated operating expenses increased approximately $65,910,000. This increase was primarily due to increases of approximately $48,584,000, 16,671,000 and $1,792,000 in the residential segment, commercial segment and corporate expenses, respectively, offset, in part, by a decrease of approximately $1,137,000 in the wholesale segment.

Total consolidated selling and marketing expenses increased approximately $201,000. This increase is primarily attributable to increases of approximately $52,000 and $154,000 in the wholesale and commercial segments, respectively, offset, in part, by a decrease in the residential segment of approximately $5,000.

Total consolidated depreciation and amortization expenses decreased approximately $16,000. This decrease was primarily due to a decrease of $506,000 in the commercial segment, offset, in part, by increases of approximately $103,000, $377,000 and $10,000 in the wholesale segment, residential segment and corporate, respectively.

Total consolidated loss on sale of assets in 2005 of approximately $775,000 compared to a gain of approximately $105,000 in 2006.

Most of the loss in 2005 was attributable to the closure of certain dealer care centers and a monitoring station in the wholesale segment and the gain in 2006 is primarily attributable to the sale of the alarm contracts in the residential segment.

The loss of business transferred of $500,000 is due to the sale of alarm contracts and other assets after recognizing an allocation of approximately $2,659,000 of goodwill.

Total consolidated general and administrative expenses increased approximately $1,105,000. This increase was primarily due to increases of approximately $459,000 and $1,782,000 in the residential segment and corporate, respectively, offset, in part, by decreases of approximately $647,000 and $489,000 in the wholesale and commercial segments, respectively.

A non-cash goodwill impairment charge of approximately $65,000,000 was recorded in the quarter ended September 30, 2006 based upon the annual impairment test conducted as of September 30, 2006.

Amortization of Debt Issuance Costs
Total consolidated amortization of debt issuance costs decreased approximately $110,000. This decrease was primarily due to the decrease in amortization of certain debt issuance costs that became fully amortized by late 2005.

Interest Expense
Total consolidated interest expense decreased approximately $313,000. This decrease was primarily due to the retirement of debt during 2005.

Interest Income
Total consolidated interest income decreased by approximately $216,000. This decrease was primarily due to a decrease of approximately $204,000 in the residential segment as a result of reduced loan balances in 2006 and by a decrease of approximately $12,000 at corporate.

Taxes
The decrease in income tax expense is primarily due to the adjustment to deferred tax liabilities of $1,198,000 as a result of the goodwill impairment charge offset by an increase in current state income tax expense primarily due to an increase of state taxes in separate taxing jurisdictions.

Results of Operations by Segment
The comparable financial results for the Company’s Wholesale Services, Residential Services and Commercial Services reportable segments as well as corporate related income and expenses for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 are discussed below.

Inter-segment revenue and cost of revenue amounts eliminated for the nine months ended September 30, 2005 and 2006 were $3,569,000 and $3,484,000, respectively.

Alarm Monitoring, Wholesale Segment. Nine months ended September 30,
	For the Nine Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
	(in thousands)
Total revenue	$27,111	$27,355	$244	0.9%
Expenses:
Cost of revenue (excluding depreciation and amortization)	19,065	16,401	(2,664)	(14.0)%
Selling and marketing	1,196	1,248	52	4.3%
Depreciation and amortization	4,208	4,311	103	2.4%
(Gain) loss on sale or disposal of assets	632	(13)	(645)	(102.1)%
General and administrative	1,441	794	(647)	(44.9)%
Total expenses	26,542	22,741	(3,801)	(14.3)%

Income (loss) from operations	569	4,614	4,045	710.9%
Other income (expense):
Interest expense	(17)	(1)	16	(94.1)%
Income (loss) before income taxes	$552	$4,613	$4,061	735.7%

Revenue from the wholesale segment increased approximately $244,000. This increase was primarily due to an increase in revenue associated with end-user accounts obtained as part of the FSS acquisition of approximately $2,425,000. This increase was offset, in part, by a decrease in average number of end-user accounts of approximately 45,000 which resulted in a decrease in revenue of approximately $1,830,000; a decrease in the average revenue per end-user account per month of approximately $0.05 which resulted in a decrease in revenue of approximately $241,000; a decrease in inter-segment revenue of approximately $85,000; and, a decrease in other revenue of approximately $25,000.

Cost of revenue for the wholesale segment decreased by approximately $2,664,000. This decrease was primarily due to the following reductions: salaries, benefits and payroll taxes of approximately $843,000 as a result of headcount reduction from facility closures made during 2005; telephone expense of approximately $509,000; software license costs of approximately $34,000 due to computer system consolidation; payroll processing expense of approximately $194,000 which is being recorded under the corporate expenses in 2006; travel and entertainment of approximately $69,000; training and recruiting of approximately $49,000 and, rent, utilities and facilities costs of approximately $811,000 as a result of facilities closures in 2005. These decreases were offset in part by the impact associated with the FSS acquisition of approximately $1,698,000 (reflected in the aforementioned amounts), of which salaries, benefits and payroll taxes were approximately $1,352,000.

Operating expenses for wholesale segment decreased by approximately $1,137,000. This decrease was primarily due to the following reductions: approximately $645,000 of 2005 losses from equipment disposals associated with facilities closures; approximately $173,000 related to advertising; approximately $125,000 of costs associated with participation in industry trade shows; bank service charges of approximately $99,000; and, professional and legal fees of approximately $100,000.

Income from operations for the wholesale segment increased approximately $4,045,000. This increase was primarily due to the aforementioned decreases in the cost of revenue and net decreases in operating expenses aggregating to approximately $3,801,000 plus the previously addressed increase in revenues of approximately $244,000.

Income before income taxes for the wholesale segment increased approximately $4,061,000. This increase was primarily due to the aforementioned increase in income from operations of approximately $4,045,000 and a decrease in interest expense of approximately $16,000.

Alarm Monitoring, Residential Segment. Nine months ended September 30,

	For the Nine Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
	(in thousands)
Total revenue	$36,266	$33,641	$(2,625)	(7.2)%
Expenses:
Cost of revenue (excluding depreciation and amortization)	8,129	9,069	940	11.6%
Selling and marketing	690	685	(5)	(0.7)%
Depreciation and amortization	13,779	14,156	377	2.7%
(Gain) loss on sale or disposal of assets	132	(45)	(177)	(134.1)%
Loss on business transferred	-	500	500	N/A
General and administrative	9,581	10,040	459	4.8%
Impairment of goodwill	-	47,430	47,430	N/A
Total expenses	32,311	81,835	49,524	153.3%

Income (loss) from operations	3,955	(48,194)	(52,149)	(1318.6)%
Other income (expense):
Interest expense	(2)	(31)	(29)	1450.0%
Interest income	3,065	2,861	(204)	(6.7)%
Income (loss) before income taxes	$7,018	$(45,364)	$(52,382)	(746.4)%

Revenue from the residential segment decreased approximately $2,625,000.   This decrease was primarily due to a decrease in revenue from customer accounts of approximately $3,705,000.  A portion of the decrease in revenue from customer accounts was due to a reduction to the average number of accounts per month of 14,550, which resulted in a revenue decrease of approximately $4,060,000.  This decrease was offset, in part, by an increase of approximately $355,000 due to an increase in the average revenue per account per month of approximately $.37.  The decrease in revenue from customer accounts was offset, in part, by increases in service, installation and other revenues of approximately $744,000, $300,000 and $36,000, respectively.   Revenue associated with the FSS acquisition for 2006 were approximately $1,149,000 and is reflected in the amounts above.

Cost of revenue for the residential segment increased by approximately $940,000. This increase was primarily due to increases in costs of installation activity of approximately $541,000 and salaries, benefits and payroll taxes of approximately $446,000.

Operating expenses for the residential segment increased approximately $48,584,000. This increase was primarily due to a goodwill impairment charge of approximately $47,430,000, an increase in loss on disposal and business transferred of approximately $323,000 over 2005; salaries, benefits and payroll taxes of approximately $1,100,000; depreciation and amortization of approximately $377,000; professional and legal fees of approximately $344,000; rent, utilities and telephone of approximately $174,000 and bank service charges of approximately $218,000. These increases were offset, in part, by decreases in bad debt expense of approximately $705,000; billing fees of approximately $391,000; third party services of approximately $226,000; and training and recruiting of approximately $64,000.

Loss from operations for the residential segment increased approximately $52,149,000. This decrease was primarily due to the aforementioned decrease in revenue of approximately $2,625,000 and increases in cost of revenue and operating expenses of approximately $940,000 and $48,584,000, respectively.

Loss before income taxes for the residential segment increased approximately $52,382,000. This increase was primarily due to the aforementioned increase in loss from operations of approximately $52,149,000, a decrease in interest income of approximately $204,000 resulting from lower dealer loan balances in 2006 and an increase in interest expense of approximately $29,000.

Alarm Monitoring, Commercial Segment. Nine months ended September 30,

	For the Nine Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
	(in thousands)
Total revenue	$13,839	$12,757	$(1,082)	(7.8)%
Expenses:
Cost of revenue (excluding depreciation and amortization)	7,904	6,442	(1,462)	(18.5)%
Selling and marketing	1,856	2,010	154	8.3%
Depreciation and amortization	2,883	2,377	(506)	(17.6)%
(Gain) loss on sale or disposal of assets	11	(47)	(58)	(527.3)%
General and administrative	2,760	2,271	(489)	(17.7)%
Impairment of goodwill	-	17,570	17,570	N/A
Total expenses	15,414	30,623	15,209	98.7%

Income (loss) from operations	(1,575)	(17,866)	(16,291)	1034.3%
Other income (expense):
Interest expense	(36)	(32)	4	(11.1)%
Income (loss) before income taxes	$(1,611)	$(17,898)	$(16,287)	1011.0%

Revenue from the commercial segment operations decreased approximately $1,082,000.   This decrease was primarily due to a decrease in revenue from customer accounts of approximately $509,000.  Revenue from customer accounts decreased by approximately $407,000 due to a reduction in the average revenue per account per month of approximately $.77.  The additional decrease of approximately $102,000 was due to a decrease in average number of accounts per month of approximately 1,000. In addition, revenue further decreased due to decreases in service and other revenues of approximately $576,000 and $15,000, respectively.   The decrease was offset, in part, by an increase in installation revenue of $18,000.

Cost of revenue for the commercial segment decreased approximately $1,462,000. This decrease was primarily due to a decrease in salaries, benefits and payroll taxes of approximately $1,499,000.

Operating expenses for the commercial segment increased approximately $16,671,000. This increase was primarily due to a goodwill impairment charge of approximately $17,570,000, offset, in part, by decreases in depreciation and amortization of approximately $506,000; salaries, benefits and payroll taxes of approximately $133,000; rent, utilities and telephone of approximately $104,000; gain on disposal of approximately $58,000 over 2005; and travel and entertainment of approximately $36,000.

Loss from operations for the commercial segment increased approximately $16,291,000. This increase was primarily due to the aforementioned decreases in revenue of approximately $1,082,000 and an increase in operating expenses of approximately $16,671,000, offset, in part, by a decrease in cost of revenue of approximately $1,462,000.

Loss before income taxes for the commercial segment increased approximately $16,287,000. This was primarily due to the aforementioned increase in loss from operations of approximately $16,291,000, offset, in part, by a decrease in interest expense of approximately $4,000.

Corporate. Nine Months Ended September 30,

	For the Nine Months Ended September 30,
	2005	2006	Dollar Variance	Percent Variance
	(in thousands)
Expenses:
Depreciation and amortization	$-	$10	$10	N/A
General and administrative	6,812	8,594	1,782	26.2%
Total expenses	6,812	8,604	1,792	26.3%

Income (loss) from operations	(6,812)	(8,604)	(1,792)	26.3%
Other income (expense):
Amortization of debt issuance costs	(838)	(728)	110	(13.1)%
Interest expense	(12,746)	(12,424)	322	(2.5)%
Interest income	459	447	(12)	(2.6)%
Income (loss) before income taxes	$(19,937)	$(21,309)	$(1,372)	6.9%

The increase in the loss from operations of approximately $1,792,000 was due primarily to an increase in general and administrative expenses.  These increases included: salary, benefits and payroll taxes of approximately $958,000 due to allocation changes between the wholesale segment and corporate expenses and an increase in corporate headcount; approximately $1,340,000 of expense associated with the preliminary settlement of certain legal proceedings; stock based compensation of approximately $315,000; payroll processing fees of approximately $182,000; bank service charges of approximately $175,000; and travel and entertainment of approximately $135,000.  These increases were offset, in part, by a reduction in professional fess of approximately $1,387,000.

The increase in the loss before income taxes of approximately $1,372,000 was primarily due to the aforementioned increase in the loss from operations of approximately $1,792,000 in addition to a decrease to interest income of approximately $12,000. These decreases were partially offset, by reductions to interest expense and amortization of debt issuance costs resulting from retirement of debt during 2005 of approximately $322,000 and $110,000.

Liquidity and Capital Resources
Net cash provided by operating activities was approximately $8,769,000 for the nine months ended September 30, 2006 compared to approximately $7,160,000 provided by operating activities for the nine months ended September 30, 2005, an increase of approximately $1,609,000. The increase is primarily the result of an increase in the accounts payable and accrued expenses of approximately $3,175,000 and a decrease in the amount of deferred customer acquisition costs of approximately $1,681,000. These cash flows provided by operations were offset, in part, by a decrease in the net loss of approximately ($153,000) (exclusive of the impact of the non-cash impairment of goodwill); a decrease in deferred revenue - bundled arrangements of approximately ($715,000); and, the impact of reductions in non-cash bad debt and interest expenses of approximately ($640,000) and ($571,000), respectively.

Net cash used in investing activities was approximately ($8,550,000) for the first nine months of 2006 compared to approximately ($31,004,000) for the same period of 2005, a decrease in net cash used of approximately $22,454,000. The decrease in net cash used in investing activities was primarily due to deposit on an acquisition in the 2005 period of approximately $22,683,000; an increase in dealer loan repayments of approximately $1,777,000; and, a reduction to the acquisition of customer contracts and dealer relationships of approximately $744,000. These decreases in net cash used in investing activities were partially offset by an increase in new dealer loans of approximately $(2,650,000).

Net cash used in financing activities was approximately ($277,000) for the first nine months of 2006 compared to net cash from financing activities in the same period of 2005 of $1,415,000, a change of approximately ($1,439,000). The increase in cash used in financing activities was due primarily from the absence of any borrowing on the line of credit in 2006 compared to the ($3,000,000) borrowing in 2005. This increase in net cash used was offset, in part, by a decrease to repayment of long-term debt of approximately $950,000, a reduction in payments of obligations under capital leases of approximately $67,000 and a decrease in debt issuance costs of approximately $291,000.

The balance sheet at September 30, 2006 reflects working capital of approximately $5,230,000.  As of September 30, 2006, we had recurring monthly revenue (“RMR”) of approximately $3,515,000 in our residential monitoring segment, $912,000 in our Commercial monitoring segment and approximately $2,525,000 in our wholesale monitoring segment.

Our capital expenditures anticipated over the next twelve months include leasehold improvements, equipment and software of approximately $5.2 million.  In addition, our strategy calls for us to purchase monitoring contracts at an aggregate cost of approximately $4,500,000.

As part of the NACC and FSS Acquisitions, we agreed to assume obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers as of the date of purchase. At September 30, 2006, open lines of credit to these Dealers were approximately $5,640,000. We intend to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility.

We believe that our existing cash, cash equivalents, LaSalle Credit Facility and RMR are adequate to fund our operations for at least the next twelve months.

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company will be required to apply the guidance contained in SAB 108 beginning with financial statements for the year ending December 31, 2006. The Company believes that adopting SAB 108 will not have any effect on its financial statements.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company will be required to adopt this Statement on January 1, 2007 and will apply the requirements prospectively to all transactions after the effective date. The Company has not yet determined the effect that adopting FAS No. 157 will have on its financial statements.

In July, 2006, the Securities and Exchange Commission adopted amendments to the disclosure requirement for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. These amendments apply to disclosure in proxy and information statements, periodic reports, current reports and other filings under the Securities Act of 1934 and to registration statements under the Exchange Act and the Securities Act of 1933. The amendments are intended to make proxy and information statements, reports and registration statement easier to understand and provide investors with a clearer and more complete picture of the compensation earned by a company’s principal executive officer, principal financial officer and highest paid executive officers and members of its board of directors. In addition, they are intended to provide better information about key financial relationships among companies and their executive officers, directors, significant shareholders and their respective immediate family members. The Company will be required to comply with these disclosure requirements in Forms 8-K for triggering events that occur on or after November 7, 2006 and in Forms 10-K for fiscal years ending on or after December 15, 2006. This disclosure requirement will have no impact on the Company’s financial statements.

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

Contractual Obligations and Commercial Commitments
The Company’s significant contractual obligations as of September 30, 2006 are for approximately $211,873,000. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company has not engaged in off-balance sheet financing or commodity contract trading.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$125,000	$-	$-	$-	$125,000
Capital leases	685	263	391	31	-
Operating leases	2,939	1,483	1,305	137	14
Interest expense (estimated) *	83,249	15,671	30,078	30,000	7,500
	$211,873	$17,417	$31,774	$30,168	$132,514

* Consists primarily of annual interest payments of $15 million on $125 million of senior secured notes bearing interest at 12%. Interest rate premium of 1% in effect due to not registering the notes with the Securities and Exchange Commission is projected to continue for six months.

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

For the quarters ended September 30, 2005 and 2006, our annualized end-user account growth rates in the wholesale monitoring segment, excluding acquisitions were (16.6%) and (5.6%), respectively. For the quarters September 30, 2005 and 2006, our annualized end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end- users added and end-users acquired, was 29.4% and 33.4%, respectively.  End-users acquired includes accounts purchased by the wholesale segment and customers acquired by the retail segment.  The number of end-users included in the total that are owned by us are 147,578, the remainders are third party owned.

Following is a summary of our end-user accounts:

	Period Ended September 30,
	Three Months		Nine Months
	2005	2006	2005	2006
	(in thousands)
Beginning balance	715,081	745,976	719,881	728,223
End-users added, excluding acquisitions	25,111	57,484	87,989	153,335
End-user losses	(54,834)	(67,942)	(137,626)	(149,192)
End-user acquired	6,860	10,959	21,974	14,111
Ending balance	692,218	746,477	692,218	746,477

Alarm-Monitoring Residential and Commercial Services (formerly reported combined as “retail services”)
The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the periods presented are as follows:

	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	Annualized attrition for the four quarters ended September 30, 2006

Legacy and flow	18.30%	12.12%	11.83%	16.33%	13.87%
Residential since IPO	17.54%	12.07%	11.91%	20.99%	14.75%

Total Residential	17.74%	12.08%	11.88%	19.58%	14.48%

Commercial since IPO	6.16%	5.30%	12.50%	11.10%	8.49%

Total Retail	15.25%	10.60%	12.02%	17.57%	13.17%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income and expense sensitivity, which is affected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency risk. At September 30, 2006, we had no short-term investments and our cash and cash equivalents are invested in money market accounts.

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

This conclusion was based on the fact that the material weakness that existed at December 31, 2005 disclosed in our Form 10-K filed with the Securities and Exchange Commission (SEC) on March 16, 2006 was still present at September 30, 2006. The material weakness related to the Company not maintaining effective controls over accounts receivable, revenue, and deferred revenue accounts. In light of the material weakness, the Company performed additional post closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 1 of this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2006, except as noted in the following paragraph that have materially effected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Plan for Remediation of Material Weaknesses

Our plan to remediate the above material weakness remains unchanged from that which was disclosed in our Form 10-K filed with the SEC on March 16, 2006. As of the date of this filing, the remediation initiatives management has implemented and will continue to implement include:

The Company completed the realigning of the billing and cancellation processes related to the retail revenue system to the retail accounting group as of the end of the first quarter 2006. The Company has completed the formal documentation of processing and review controls for these functions and has implemented, but not tested these controls as of the end of the third quarter 2006.

The Company has completed the reorganization of the customer service and collection groups during the first quarter of 2006.

The Company is developing a conversion plan for the remaining two revenue platforms over to the Corporate revenue system. The Company completed converting one of the remaining systems at the beginning of the fourth quarter 2006. The remaining two systems will be converted during 2007.

As the Company continues to take the steps to remediate the identified material weakness, in accordance with SEC and PCAOB guidance, management does not believe that it will fully be able to demonstrate that such material weakness has been remediated until the Company and its independent registered public accounting firm conduct their December 31, 2006 fiscal year-end assessment and audit of the Company’s internal control over financial reporting, respectively.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against us in the Superior Court of New Jersey, Camden County for $1.4 million damages in connection with our purchase of certain alarm monitoring contracts from B&D Advertising Corp. B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that our subsequent purchase of contracts from B&D constitutes tortious interference, that we utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that we purchased from B&D. We plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

In December of 2005, Ira R. Beer, former president of our American Home Security, Inc (“AHS”) subsidiary in Las Vegas, brought an action against AHS and us in District Court for Clark County, Nevada. Mr. Beer seeks monies allegedly due under a certain Employment Agreement dated November 21, 2003. Mr. Beer’s employment was terminated, for cause, on December 8, 2005. Mr. Beer’s lawsuit alleges that his termination was not for cause and that he is owed unpaid salary through the end of 2006 of some $440,000 and a certain “bonus buy-out” which he asserts to be approximately $2,192,000. He also seeks unspecified punitive damages. We have filed a counterclaim against Mr. Beer for derogation of his management duties. Based on the terms of the employment agreement and preliminary settlement negotiations, we have recorded a liability totaling $1.75 million for the settlement of this claim at September 30, 2006.

On June 26, 2006, our former president Thomas J. Few, Sr. initiated litigation against us in connection with his termination of employment, seeking a monetary award for amounts allegedly due to him under an employment agreement. The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division. The principal parties to the suit are Thomas J. Few, Sr. and us. Mr. Few alleges that he is owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the our alleged breach of the employment agreement. Based upon preliminary settlement negotiations, we expect to settle this claim for a nominal amount.

We are involved in litigation and various legal matters that have arisen in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows, although it is possible that an adverse resolution of a number of these matters could have a material adverse effect on our financial position, results of operations, or cash flows in a particular quarter or fiscal year.

ITEM 1A. RISK FACTORS

Risk Factors are discussed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on September 8, 2006.  At the Annual Meeting, stockholders of the Company voted to elect John W. Mabry, Raymond C. Kubacki, Charles T. May, Ralph S. Michael, III, Jason B. Mudrick, Timothy J. Tully and Arlene M. Yocum to serve as the Directors of the Company until the next election.  The votes cast for, and withheld from, the election of the aforementioned Directors are listed below:

	For	Withheld
John W. Mabry	15,387,340	2,815,564
Raymond C. Kubacki	17,996,890	206,014
Charles T. May	18,008,373	194,531
Ralph S. Michael, III	15,387,340	2,815,564
Jason B. Mudrick	17,999,273	203,631
Timothy J. Tully	18,005,940	196,964
Arlene M. Yocum	17,999,923	202,981

ITEM 5. OTHER INFORMATION

Not Applicable.

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

November 9, 2006

                                                  INTEGRATED ALARM SERVICES GROUP, INC.

By: /s/ Charles T. May
Name: Charles T. May
Title: Chief Executive Officer

By: /s/ Michael T. Moscinski
Name: Michael T. Moscinski
Title: Chief Financial Officer