Form 10-K
period 2006-12-31
INTEGRATED ALARM SERVICES GROUP INC
filed 2007-03-16
CIK 1200022

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 000-50343

INTEGRATED ALARM SERVICES GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1578199 (IRS Employer Identification No.)
99 Pine Street, 3rd Floor, Albany, New York (Address of principal executive offices)	12207 (Zip code)
(518) 426-1515 ( Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock	Name of each exchange on which registered The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☒

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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2006, was $79,198,717.

The number of shares outstanding of the registrant’s common stock as of March 1, 2007 was 24,368,836 shares.

TOC

Integrated Alarm Services Group, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2006

TOC

PART I

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	general economic and business conditions;
•	our business strategy for expanding our presence in our industry, including acquisitions;
•	anticipated trends in our financial condition and results of operations;
•	the impact of competition and technological change;
•	existing and future regulations affecting our business; and
•	other risk factors set forth under Item 1A - Risk Factors below.

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

Item 1.  Business

Recent Developments
On December 20, 2006, Protection One, Inc. (“Protection One”), Integrated Alarm Services Group, Inc. (“IASG”) and Tara Acquisition Corp., a direct, wholly owned subsidiary of Protection One (“Tara”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Protection One will acquire IASG (the “Merger”). If IASG’s Board of Directors withdraws or modifies the Merger Agreement in a manner adverse to Protection One or its recommendation of the merger, the Company may be subject to a $7.5 million payment to Protection One consisting of a termination fee and reimbursement of expenses.

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of Protection One and IASG, upon the completion of the Merger, each share of IASG common stock will be converted into 0.29 shares of Protection One common stock, with cash to be paid in lieu of fractional shares. On March 27, 2007, the Shareholders of IASG will vote on adoption of the Merger Agreement. If approved by the Shareholders, the merger is scheduled to be consummated on April 2, 2007.

Overview
We are one of the largest providers of monitoring, financing, and business support services to independent security alarm Dealers, which we refer to as “Dealers”, in the United States. We offer our services to Dealers competing in both the residential and commercial security alarm markets. We believe our services better allow Dealers to compete with larger, self-monitoring national alarm companies. The major categories of services we provide include:

•
Monitoring: We monitor alarm systems on behalf of Dealers who do not have the capital resources or critical mass to economically establish their own monitoring facilities and for our own accounts. We believe we are the largest wholesale alarm monitoring company in the United States, monitoring approximately 620,000 alarm systems on behalf of approximately 4,000 independent Dealers. We refer to this as our wholesale business and we currently receive approximately $2.6 million of revenue per month to monitor contracts owned by Dealers. Our alarm monitoring services are provided through two redundant alarm monitoring centers located in New Jersey and California. The acquisition of Financial Security Services, Inc. (“FSS”) in 2005 provided us with approximately 95,000 new monitored alarm systems as of December 31, 2006 and approximately 147 new Dealer relationships (these are included in the above totals) as well as an alarm monitoring center in Minnesota.

•
Financing: Since 1993, we have provided financing for Dealers in the form of loans or alarm monitoring contract purchases of approximately $520 million. As of December 31, 2006, we owned and monitored a portfolio of approximately 145,000 retail alarm monitoring contract equivalents. A contract equivalent is equal to $30 per month in Recurring Monthly Revenue (“RMR”) from a typical residential customer. We refer to this as our retail business and we currently receive approximately $4.3 million of revenue per month from this portfolio. In addition, we hold approximately 27,000 contracts as collateral against loans we have made to Dealers, 20,000 of which are from our FSS portfolio acquired in 2005.

TOC

•
Business Support Services: For some of our Dealers, we provide billing, collection and marketing services as well as access to equipment discount programs. Because of our scale, we can generally provide these services on a more cost-effective basis for Dealers than they can for themselves. In addition, our equipment discount program allows Dealers who use our monitoring services to automatically receive preferential pricing for certain alarm equipment.

Our retail portfolio is comprised of both commercial and residential subscribers, which represent approximately 77% of our revenue in this portfolio, and commercial subscribers, which represent approximately 23% of our revenue in this portfolio.

We acquire alarm monitoring contracts on both a “flow business” and “bulk purchase” basis. Flow business is the purchase of newly created alarm monitoring contracts on a recurring, or “as originated,” basis from Dealers. We currently have relationships with over 75 Dealers from which we acquire alarm monitoring contracts on a flow basis. Bulk purchases are the acquisition of existing portfolios of alarm monitoring contracts with demonstrated payment histories. These alarm monitoring contracts are typically purchased from Dealers on a non-recurring basis. We also acquire monitoring contracts and Dealer relationships by acquiring monitoring call centers.

We believe our package of services allows Dealers to compete against the large self-monitoring national providers in the security alarm market by giving them access to technical sophistication, financing, back office and other services that they would not otherwise have, while allowing them to remain the local and visible contact with their customer, the end-user of the security alarm system. We intend to continue to expand the number of Dealers to which we provide these services through direct marketing of our services as well as acquisitions of Dealer relationships. See financial statement footnote 17 for segment information.

Our Business Strategy

Growth Initiatives

Acquisition of Additional Alarm Monitoring Contracts
We intend to expand our acquisition and financing of alarm monitoring contracts through purchasing retail alarm monitoring contracts on both a flow business and bulk purchase basis and by expanding our internal sales organization. Since our initial public offering in July 2003, we have acquired approximately 167,000 retail alarm monitoring contract equivalents at an average purchase multiple of 28 times the RMR. The sources of contracts available for acquisition include (i) our existing Dealer network, (ii) purchases from independent brokers representing pools of seasoned contracts and (iii) opportunistic purchases in the normal course of business.

Building Additional Wholesale Monitoring Relationships with Dealers
We intend to grow our wholesale business both internally and by acquiring Dealer relationships. Our internal growth is driven by the quality of service that we provide to our Dealers and their end-users. Our state-of-the-art redundant monitoring centers are important factors that enable us to attract additional Dealers. We believe that the fact that we do not compete, in most markets, with Dealers in the sale or installation of security alarm systems provides us a competitive advantage over many of our competitors that do compete with independent Dealers. We also intend to purchase Dealer relationships from monitoring companies.

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

TOC

Our Industry

Overview
The security alarm industry is characterized by a large number of privately owned companies involved in security alarm sales, leasing, installation, repair and monitoring. Based on information from BarnesAssociates, approximately 45% of this market is served by companies not included in the 100 largest companies. The top 100 companies include large self-monitoring national providers such as ADT, Brinks and Protection One. Our target market is the portion of the market served by the Dealers outside of the top 100, or approximately 45% of the overall alarm monitoring market.

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

Most Dealers do not have the capability to monitor alarms internally and outsource the monitoring and/or administrative aspects of the business to an outside wholesale alarm monitoring company. We believe that Dealers look for a partner, such as us, who offers a wide array of services, including state-of-the-art monitoring service, billing and collection capabilities and marketing support, all at a reasonable cost.

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

When acquiring alarm monitoring contracts from Dealers, purchasers typically pay a multiple of the RMR. According to BarnesAssociates, a financial services provider to the security alarm industry, the average RMR purchase multiple for portfolios with less than $50,000 in RMR was, 33.5x in 2004, 34.8x in 2005 and an estimated 36.1x in 2006. For example, assuming a monthly security alarm monitoring cost to the end-user of $30, the acquisition price of the alarm monitoring contract would be approximately $1,080 in 2006.

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

Credit quality of the end-user is also a key consideration when purchasing alarm monitoring contracts on a flow basis. We require credit rating scores on all alarm monitoring contracts that we acquire on a flow basis. We typically reject those alarm monitoring contracts with Beacon Scores (a credit rating employing a methodology developed by Fair, Isaac and Co., primarily used by Equifax in the U.S. and Canada) of less than 625 and typically accept alarm monitoring contracts with a Beacon Score of 640 or more (provided they satisfy all of our other due diligence criteria). Alarm monitoring contracts with a Beacon Score between 625 and 640 are further scrutinized through an additional review of the end-user’s credit status. We do not conduct a credit review of the end-user for bulk purchases because of the seasoned performance characteristics of such alarm monitoring contracts, such as the customer payment history.

TOC

Our due diligence process begins with an examination of the Dealer in much the same way as a bank reviews a mortgage applicant. We perform judgment and lien searches, review tax filings (corporate and personal), and obtain credit scores, certificates of good standing and proof of licensure from the state(s) in which the Dealer does business. In addition, we pre-approve each Dealer's standard end-user alarm monitoring contract and with respect to flow purchases obtain a credit rating for each end-user. We also generally require that the selling Dealers carry errors and omissions insurance with at least $1 million of coverage and provide us with a personal guarantee of the dealer recourse obligation. When we purchase on a flow basis, we also generally contact the end-user to ensure that they understand the alarm monitoring contract and know how to use the alarm system.

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

Monitoring Services
We provide monitoring to Dealers on alarm monitoring contracts that they have entered into with an end-user. Dealers typically pay us a fixed monthly monitoring fee for each account that we monitor on their behalf. The cost of the monthly monitoring fee is either based on a published list price or is negotiated between us and the Dealer. The charges are billed to the Dealer on a monthly, quarterly, semi-annual or annual basis in accordance with the contract agreement. The collection of payments by the Dealer from their end users have no effect on the prices charged or collected by us from the Dealer. We currently monitor approximately 765,000 end-user accounts. Generally, when an alarm is activated, a signal is sent from the alarm system through a phone line, radio transmitter or wireless service to a receiver located at one of our two monitoring facilities. This signal is immediately routed through our automated system and an operator personally handles each call. When the operator receives the alarm condition, his or her computer will simultaneously display a series of instructions on how to handle the alarm. These instructions are prepared by the Dealer and the end-user in advance and are customized to the particular logistics of the geographic area as well as the individual needs of the end-user.

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

In a typical week, our operators respond to approximately 68,000 priority alarm activations. We have consistently met a response time for priority events, measured by us as the time between when an alarm signal arrives in our alarm monitoring centers and our first response to that alarm, of 19 seconds on average, which we believe is among the best response times in the industry.

We own and operate two redundant alarm monitoring centers, which operate with state-of-the-art equipment and a highly trained staff. Our alarm monitoring centers are located in Manasquan, New Jersey and Irvine, California, and are linked via advanced software that creates a real-time queuing process. Having two facilities located strategically in different time zones allows us to efficiently allocate alarm responses based on time-of-day or specific event drivers that may cause one area of the country to have a higher volume of alarms than others. As a result, alarm signals, which would otherwise wait for available operators during peak periods, are routed to our other alarm monitoring centers where they are more quickly processed. For instance, a large number of alarms at our New Jersey facility resulting from bad weather in the Northeast would result in the transfer of a portion of these calls to our California facility. In addition, we also own and operate a monitoring center in St. Paul, Minnesota which we acquired as part of the FSS acquisition. The St. Paul facility operates on a different software platform than our other two alarm monitoring centers and is therefore unable to load share with those facilities.

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

Sales and Marketing
Our sales and marketing activities are conducted through a network of 74 in-house professionals.

Sales activities are separated between retail and wholesale customers. Wholesale customer sales activities are structured under three product areas: wholesale monitoring, finance and acquisitions. The Company employs a salaried and commissioned sales force that is geographically distributed throughout the United States, which is responsible for identifying opportunities. The Company also employs product specialists, which assist the sales force. There are 8 professionals in our wholesale sales force. Our retail segment has 63 employees involved in sales activities related to servicing commercial and residential customers.

TOC

Our marketing department is comprised of 3 professionals and is responsible for the production and distribution of print advertising materials and direct mail marketing pieces. The team also issues corporate communications to employees, customers, strategic partners and other interested parties through regular press releases and announcements of new products and services. The group is also responsible for business development activities including the identification and procurement of new products and services that Dealers can sell to their customers.

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

Our alarm monitoring flow business includes the purchase of newly created alarm monitoring contracts on a recurring, or as originated, basis from our Dealers. We have engaged in flow business with over 75 Dealers over time, and are actively seeking to increase the number of Dealers with whom we conduct flow business.

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

Employees

As of December 31, 2006, we had a workforce of 682 employees. Of our total workforce, 255 are engaged in finance, administration and management, 219 are engaged in the monitoring business, 74 are engaged in sales and marketing, and 134 are engaged in service and installation of monitoring systems. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

History

We were formed as King Central in 1985 in the State of New Jersey. In 1986, Thomas Few, Sr. our former Vice Chairman and President joined King Central as Executive Vice President and Chief Operating Officer and acquired 20% of King Central's capital stock. In January 1998, as part of a reorganization of King Central, Mr. Few, Sr.'s ownership was increased to 80% and the remaining 20% was acquired by Timothy M. McGinn, our former Chief Executive Officer, and David L. Smith, a former Director. At that time, we changed our name to KC Acquisition.

TOC

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

TOC

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

The Company’s current reports on Form 8-K, quarterly reports on Form 10-Q, and annual reports on Form 10-K are electronically filed with the Securities and Exchanged Commission (“SEC”), and all such reports and amendments to such reports have been and will be made available, free of charge, through the Company’s website (www.iasg.us) as soon as reasonably practicable after such filing. The public may read and copy any material filed by the Company with the SEC at the SEC‘s Public Reference Room at100 F Street, N. E., Washington, D.C. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
Risks Related to Our Business

Consummation of IASG’s merger with Protection One is subject to the satisfaction of various closing conditions; IASG’s inability to consummate the merger could have a material adverse effect on IASG’s results of operations and financial condition. Consummation of the proposed merger with Protection One is subject to the satisfaction of various closing conditions, including the following:

•	the merger agreement shall have been approved by a majority of the outstanding shares of IASG common stock;

•
the shares of Protection One common stock issuable to IASG stockholders as part of the merger and issuable upon exercise of outstanding IASG stock options converted into Protection One stock options shall have been approved for listing on a NASDAQ stock market, subject to official notice of issuance;

•	certain holders of IASG’s 12% Senior Secured Notes due 2011 shall have exchanged their notes for new notes issued by a subsidiary of Protection One;

•	Protection One shall have obtained an amendment to its existing credit facility; and

•
other customary closing conditions described in the merger agreement, including the receipt of tax opinions, accuracy of representations and warranties and the performance of obligations under the merger agreement.

IASG cannot guarantee that these closing conditions will be satisfied or that the proposed merger will be successfully completed. In the event that the proposed merger is not completed:

•	IASG’s board of directors will need to determine whether to seek an alternative transaction or whether to remain an independent business ;

•
If IASG’s board of directors seeks an alternative transaction, there can be no assurance whether any such transaction can be entered into or consummated or what the terms of such a transactions would be;

TOC

•
If IASG’s board of directors determines that IASG should remain an independent company, IASG’s management will need to revise its business plan and there can be no assurance that such business plan can be successfully implemented;

•	IASG’s relationships with customers, suppliers and employees may be adversely affected as a result of uncertainties with regard to its business and prospects;

•	IASG may be required to pay significant transaction costs related to the proposed Merger, such as a transaction termination (break-up) fee and/or reimbursement expenses as follows:

•
A cash amount equal to $7.5 million, consisting of both a termination fee and reimbursement of expenses, will be paid by IASG to Protection One if prior to the adoption of the merger agreement by IASG stockholders, the IASG board of directors has withdrawn or modified in a manner adverse to Protection One its recommendation of the merger; recommended to the stockholders of IASG, or caused IASG to enter into any definitive agreement providing for the implementation of, another acquisition proposal; materially breached its obligations regarding the delivery of a proxy statement/prospectus or the calling and holding of the special meeting to vote on adoption of the merger agreement; or materially breached its obligations regarding non-solicitation.

•
Reasonable out-of-pocket fees and expenses up to $2 million actually incurred by Protection One in connection with the merger agreement and related agreements, and the transactions contemplated in those agreements, including fees and expenses of counsel, investment bankers, accountants, experts, consultants and other representatives of Protection One will be paid by IASG to Protection One if Protection One is not in breach in any material respect of its obligations under the merger agreement, and IASG has breached or failed to perform any of its representations, warranties, covenants or agreements in the merger agreement which breach or failure to perform (a) would give rise to the failure of a condition regarding representations and warranties and performance of obligations and (b) such breach has not been cured by IASG within 30 days after written notice to IASG.

Any such events could have a material negative impact on IASG’s results of operations and financial condition.

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

If our retail alarm monitoring contract attrition exceeds 18% for certain periods, we will be required to offer to purchase a portion of the outstanding 12% Senior Secured Notes due 2011.  Our actual attrition for fiscal year 2006 was 12.9%. Under the same circumstances, our ability to purchase new retail alarm monitoring contracts may be limited. If we are required to make such an offer, we may not have sufficient funds to purchase the Notes we are required to repurchase or such repurchase could adversely affect our liquidity.

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

TOC

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

Our ability to continue to grow our business is dependent upon our ability to obtain additional financing. We intend to continue to pursue growth through the acquisition of end-user alarm monitoring contracts and wholesale monitoring businesses. We will be required to seek additional funding from third party lenders and/or from the possible sale of additional securities, which may lead to higher leverage or the dilution of then existing stockholders. Our senior secured notes contain terms that limit our ability to incur additional indebtedness which may negatively impact our ability to acquire additional monitoring contracts. Any inability to obtain funding through third party financing is likely to adversely affect our ability to continue or increase our acquisition activities. Third party funding may not be available to us on attractive terms or at all.

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

TOC

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

Morlyn’s executive offices are located in Oakland, New Jersey. The offices are approximately 3,500 square feet. The lease expires in July 2007 and provides for a monthly rental of approximately $4,000.

Our Wall, NJ facility houses both administrative and dealer care offices. The facility is approximately 5,000 square feet. The lease expires in August 2007 with a monthly cost of approximately $6,000.

As part of the acquisition of National Alarm Computer Center (“NACC”), we assumed the lease of office space and a monitoring center of approximately 19,000 square feet in Irvine, California at a monthly cost of approximately $40,000. The lease runs through April 2007. This facility will be replaced by a new office property in Cypress, California.

We also had an alarm monitoring center in Minneapolis, Minnesota. During 2005, it was consolidated into our Manasquan, NJ monitoring call center. The Minneapolis facility is approximately 13,000 square feet. The lease expires in 2010, and provides for a monthly rental rate of approximately $15,000. We closed this facility during 2006.

TOC

Our Las Vegas, Nevada location houses a customer call center and service, installation and administrative offices. The facility is approximately 10,000 square feet. The lease expires in June 2007 with a current monthly cost of approximately $12,000, with annual rent increases based upon the U.S. Department of Labor Consumer Price Index.

As part of the acquisition of FSS, we assumed the leases of office space in Dallas, Texas and an alarm monitoring center in St. Paul, Minnesota. The Dallas facility is approximately 3,000 square feet. The lease expires in October 2008 with an early termination option in October 2007 with a monthly cost of approximately $4,300 and $4,500 in 2007 and 2008 respectively. The St. Paul facility is approximately 7,000 square feet. The lease expires in April 2008 with a five year renewal option at a monthly cost of approximately $5,000.

We also have two sales, service and administrative offices as well as seven sales and service branch offices located in California, New Mexico and Arizona. The leases expire at various dates through 2010 and currently have a monthly rental rate of approximately $28,000.

We also have administrative and service offices as well as dealer care centers located in California, Michigan, New Jersey, Minnesota and Georgia. The leases expire at various dates through 2008 and currently have a monthly rental rate of approximately $13,000. Some of these dealer care centers have been consolidated into our other dealer care facilities during 2005.

We entered into a long-term lease for secure office property in Cypress, California in December 2006. The Cypress facility is expected to be occupied in the second quarter of 2007 after leasehold improvements and central station operating infrastructure construction is completed. This facility will replace the NACC, Irvine, CA location.

Item 3.  Legal Proceedings

In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against us in the Superior Court of New Jersey, Camden County for $1.4 million unspecified damages in connection with our purchase of certain alarm monitoring contracts from B&D Advertising Corp. B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that our subsequent purchase of contracts from B&D constitutes tortious interference, that we utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that we purchased from B&D. We plan to vigorously defend this claim. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows. This matter has been stayed pending the completion of the merger between Protection One and us, at which time it is expected that the matter will be dismissed by agreement of the parties, without costs or recovery by any party.

In December of 2005, Ira R. Beer, former president of our American Home Security, Inc (“AHS”) subsidiary in Las Vegas, brought an action against AHS and us in District Court for Clark County, Nevada. Mr. Beer sought monies allegedly due under a certain Employment Agreement dated November 21, 2003. Mr. Beer’s employment was terminated, for cause, on December 8, 2005. Mr. Beer’s lawsuit alleged that his termination was not for cause and that he was owed unpaid salary through the end of 2006 of some $440,000 and a certain “bonus buy-out” which he asserted to be approximately $2,192,000. He also sought unspecified punitive damages. We had also filed a counterclaim against Mr. Beer for derogation of his management duties. This matter was settled in it entirety in early December 2006 for approximately $1.76 million.

On June 26, 2006, our former president Thomas J. Few, Sr. initiated litigation against us in connection with his employment, seeking a monetary award for amounts allegedly due to him under an employment agreement. The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division. The principal parties to the suit are Thomas J. Few, Sr. and us. Mr. Few alleges that he is owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following our alleged breach of the employment agreement.  Settlement negotiations have been unsuccessful and discovery proceedings are underway as ordered by the Bergen County Law Division.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2006, through the solicitation of proxies or otherwise.

TOC

Part II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded in the NASDAQ National Market System under the symbol IASG. Quarterly high and low bid information for the quarterly periods of 2006 and 2005 as reported by NASDAQ for normal trading hours (4 pm EST closing) are set forth below:

Year ended December 31, 2006	High	Low
First Quarter	$4.27	$2.41
Second Quarter	4.11	3.25
Third Quarter	4.29	3.56
Fourth Quarter	3.95	2.56

Year ended December 31, 2005	High	Low
First Quarter	$6.40	$4.83
Second Quarter	4.96	3.60
Third Quarter	5.08	3.50
Fourth Quarter	3.90	1.89

These over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

No dividends have been paid on the common shares to date and none are anticipated for the foreseeable future.

During 2005, the Company’s Board of Directors approved an initial plan to repurchase up to $2.5 million of the Company’s common stock, the maximum permitted under the Senior Secured Note covenants. As of December 31, 2006, the Company has purchased 312,626 shares of treasury stock at an aggregate cost of approximately $1.0 million.

As of December 31, 2006 there were 24,681,462 common shares issued and 24,368,836 common shares outstanding held by 12 shareholders of record, not including persons or entities where stock is held in nominee or “street” name through various brokerage firms or banks.

Item 6. Selected Financial Data

The following selected financial data have been derived from the Consolidated Financial Statements of the Company.

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Statement of operations data (1):
Revenue	$23,496	$40,868	$80,369	$99,234	$94,364
Total operating expenses, inclusive of cost of revenue	24,268	44,517	82,496	107,752	166,493
Income (loss) from operations	(772)	(3,649)	(2,127)	(8,518)	(72,129)
Other (expense), net	(5,557)	(14,829)	(9,172)	(13,251)	(12,799)
Income (loss) before income taxes	(6,329)	(18,478)	(11,299)	(21,769)	(84,928)
Income tax expense (benefit)	(682)	3,527	418	563	(1,013)
Net income (loss)	$(5,647)	$(22,005)	$(11,717)	$(22,332)	$(83,915)

Basic and diluted income (loss) per share	$(9.53)	$(1.95)	$(0.47)	$(0.91)	$(3.44)

Shares used computing basic and diluted income (loss) per common share (3)	592,785	11,263,455	24,667,960	24,662,198	24,368,836
Pro forma income tax to give effect as if a C corporation (2):
Loss before income tax expense (benefit)	(6,329)	(18,478)	N/A	N/A	N/A
Income tax expense (benefit)	(2,872)	(90)
Net income (loss)	$(3,457)	$(18,388)
Net income (loss) per share	$(5.83)	$(1.63)

TOC

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except share and per share data)
Balance sheet data:
Cash, cash equivalents and short-term investments	$3,442	$35,436	$31,555	$16,239	$13,664
Total assets	45,628	241,036	302,084	273,074	188,716
Long-term debt	45,061	65,743	130,225	125,000	125,000
Capital lease obligations	508	885	1,035	811	836
Total stockholders' equity (deficit)	(11,563)	153,403	142,850	120,114	36,585
Working capital (deficit)	(8,077)	4,769	16,956	9,066	7,525

Other financial data:
Cash provided by (used in) operating activities	2,692	(4,239)	14,149	8,099	6,367
Cash provided by (used in) investing activities	(8,863)	(57,984)	(76,766)	(16,348)	(8,613)
Cash provided (used in) financing activities	5,389	97,217	58,736	(7,067)	(329)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Item 1 Business (Recent Developments) and Item IA Risk Factors for disclosure related to our pending merger with Protection One.

Executive Overview

During the third quarter of 2006, the Company realigned its segments. Prior period segment information for the year ended December 31, 2005 has been retroactively adjusted to reflect this realignment. The Company is unable to retroactively adjust segment information for the year ended December 31 2004 as the necessary data is not available. Effective third quarter of 2006, IASG has three reportable segments: alarm-monitoring wholesale services, alarm-monitoring residential services and alarm-monitoring commercial services. The Company has determined its reportable segments based on its method of internal reporting which is used by management for making operational decisions and assessing performance.

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

•
Alarm Monitoring Residential Services (Residential Segment) The alarm-monitoring residential services segment provides monitoring services to its end customers, working capital to independent alarm-monitoring dealers and customer service and billing and collection services to our portfolio of accounts. This is accomplished by purchasing alarm monitoring contracts from the dealer or by providing loans using the dealer's alarm monitoring contracts as collateral. The monitoring of the customer’s system is performed primarily by Criticom International.

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

TOC

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

Overview
We are one of the largest providers of monitoring, financing, and business support services to independent security alarm Dealers, which we refer to as “Dealers”, in the United States. We offer our services to Dealers competing in both the residential and commercial security alarm markets. We believe our services better allow Dealers to compete with larger, self-monitoring national alarm companies. The major categories of services we provide include:

•
Monitoring. We monitor alarm systems on behalf of Dealers who do not have the capital resources or critical mass to economically establish their own monitoring facilities and for our own accounts. We believe we are the largest wholesale alarm monitoring company in the United States, monitoring approximately 620,000 alarm systems on behalf of approximately 4,000 independent Dealers. We refer to this as our wholesale business and we currently receive approximately $2.6 million of revenue per month to monitor contracts owned by Dealers. Our alarm monitoring services are provided through two, state-of-the-art, redundant alarm monitoring centers located in New Jersey and California. The acquisition of FSS in 2005 discussed below provided us with 95,000 new monitored alarm systems and approximately 147 new Dealer relationships (these are included in the above totals) as well as an alarm monitoring center in Minnesota.

•
Financing. Since 1993, we have provided financing for Dealers in the form of loans or alarm monitoring contract purchases of approximately $520 million in the aggregate. As of December 31, 2006, we owned and monitored a portfolio of approximately 145,000 retail alarm monitoring contract equivalents. A contract equivalent is equal to $30 per month in RMR (“Recurring Monthly Revenue”) from a typical residential customer. We refer to this as our retail business and we currently receive approximately $4.3 million of revenue per month from this portfolio. In addition, we hold approximately 26,000 contracts as collateral against loans we have made to Dealers. The FSS acquisition added in 2005 has approximately 19,000 contracts as collateral against loans made to Dealers (which we assumed in the acquisition) and these are included in the above totals.

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

Our retail portfolio is comprised of both commercial and residential subscribers, which represent approximately 77% of our revenue in this portfolio, and commercial subscribers, which represent approximately 23% of our revenue in this portfolio. We believe maintaining an appropriate balance between residential and commercial customers will be important going forward.

TOC

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

Our operating expenses are primarily comprised of general and administrative, selling and marketing and depreciation and amortization expenses. General and administrative expenses are comprised primarily of office staff and officer salaries, rent and professional fees. Fluctuations in general and administrative expenses generally reflect net increases in staff associated with acquisitions, changes in professional fees primarily associated with acquisition activity and audits of our financial statements and merit compensation increases. Selling and marketing expenses are primarily driven by the size of our sales force, commissions based upon successful selling activities, travel and advertising. Depreciation and amortization expenses are primarily a function of the acquisition of Dealer relationships and alarm monitoring contracts, along with accelerated amortization.

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

Customer creation and marketing
Our current customer acquisition strategy relies on both internally generated sales and acquiring Dealer relationships and alarm monitoring contract rights to monitor security systems. We currently have a salaried and commissioned sales force in select markets which perform end-user sales activities across the United States. The internal sales program generated in the wholesale segment approximately 79,000, 127,000 and 208,000 new monitoring contracts in 2004, 2005 and 2006, respectively.

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

For the years ended December 31, 2004, 2005 and 2006 our trailing annual end-user account growth rates in the wholesale monitoring segment, including acquisitions were 31.7%, 1.2% and 5.0%, respectively. For the years ended December 31, 2004, 2005, and 2006 our trailing annual end-user account growth rates in the wholesale monitoring segment, excluding acquisitions, were (6.1%), (7.4%) an 2.9% respectively. For the years ended December 31, 2004, 2005, and 2006 our trailing annual end-user attrition rates in the wholesale monitoring segment, calculated as end-user losses divided by the sum of beginning end-users, end-users added and end-users acquired, was 13.1%, 19.8% and 19.4% respectively. End-users acquired includes accounts purchased by the wholesale segment and customers acquired by the residential segment. Included in total end-users for 2004, 2005, 2006 are approximately 149,000, 159,000 and 145,000 contracts, respectively, that are owned by us, the remainder are third-party owned.

TOC

Following is a summary of our end-user accounts:

	2004	2005	2006

Beginning balance, January 1,	546,649	719,881	728,223
Reporting discrepancy adjustments (see Note)	(26,592)	-	-
End-users added, excluding acquisitions	79,191	126,617	207,672
End-users acquired	232,984	61,837	14,890
End-user losses	(112,351)	(180,112)	(186,203)
Ending balance, December 31,	719,881	728,223	764,582

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

Alarm-Monitoring Residential and Commercial Services (formerly reported combined as “retail services”)
We employ, for contracts purchased on a bulk basis subsequent to January 31, 2003, an amortization methodology which is the total of the charges calculated by a straight line, 18 year life; together with charges incurred as a result of actual contract attrition. For bulk contracts purchased prior to that date, we employ an amortization methodology which uses 150% declining balance over a life of 8 years.

The annualized attrition rates, based upon customer accounts cancelled or becoming significantly delinquent, during the periods presented are as follows:

	Quarter Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006
Legacy and flow	12.12%	11.83%	16.33%	16.86%	13.54%

Residential since IPO	12.07%	11.91%	20.99%	15.42%	14.25%

Total Residential	12.08%	11.88%	19.58%	15.84%	14.05%

Commercial since IPO	5.30%	12.50%	11.10%	7.60%	8.83%

Total Retail	10.60%	12.02%	17.57%	13.96%	12.88%

The 2006 portfolio retail attrition rate of 12.88% compares to the 2005 portfolio retail attrition of 13.67%.

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

Revenue Recognition and Allowance for Doubtful Accounts
All revenue is recognized on an accrual basis. Accounts receivable are recorded at the invoiced amount and do not bear interest. Credit is extended based upon an evaluation of the customer’s financial condition and history. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts monthly. Customer accounts, including a high percentage of accounts with balances over 90 days from the invoice date are reserved based on historical trends. Account balances are charged-off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

At December 31, 2006, we had non-performing loans to Dealers aggregating approximately $1.2 million. Currently, the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that the assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the assets to be held and used is measured by a comparison of the carrying amount of the assets with the future net cash flows expected to be generated. Cash flows of Dealer relationships and retail customer contracts are analyzed at the same group level (acquisition by acquisition and portfolio grouping, respectively) that they are identified for amortization, the lowest level for which independent cash flows are identifiable. All other long-lived assets are evaluated for impairment at the company level, using one asset grouping. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006, our long-lived assets aggregate approximately $117.0 million.

We account for goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to our market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual impairment test in the third quarter of each year and to date have not been required to record an impairment charge. During the second quarter of 2004 and continuing through the third quarter of 2006, the common stock of the Company traded below its book value. During the third quarter of 2006, the Company’s Residential and Commercial segments continued to incur operating losses and failed to achieve their respective nine months operating plan. As a result, the Company revised its future operating forecasts and determined that goodwill was impaired at September 30, 2006. A non-cash goodwill impairment charge of $65,000,000 has been recorded in the third quarter of
2006. The impairment reduces the goodwill associated with the Residential segment by $47,430,000 and the Commercial segment by $17,570,000. Our goodwill balance at December 31, 2006 is approximately $26.2 million.

TOC

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

Litigation
See Part I, Item 3 Legal Proceedings.

The following table sets forth, for the periods indicated, selected statements of operations data for IASG:

	Years Ended December 31,
	2004	2005	2006
	(in thousands, except per share data)
Total revenue	$80,369	$99,234	$94,364
Expenses:
Cost of revenue (excluding depreciation and amortization)	32,748	43,381	38,165
Selling and marketing	4,357	4,977	5,298
Depreciation and amortization	23,013	28,572	27,166
Loss (gain) on disposal of equipment	(184)	1,032	(124)
Loss on business transferred	-	-	1013
General and administrative	22,562	29,790	29,975
Goodwill impairment	-	-	65,000
Total operating expenses	82,496	107,752	166,493
Income (loss) from operations	(2,127)	(8,518)	(72,129)
Other income, net	11	-	-
Amortization of debt issuance costs	(1,750)	(1,080)	(973)
Interest expense	(8,886)	(17,009)	(16,244)
Interest income	1,453	4,838	4,418
Income (loss) before income taxes	(11,299)	(21,769)	(84,928)
Income tax expense (benefit)	418	563	(1,013)
Net income (loss)	$(11,717)	$(22,332)	$(83,915)
Basic and diluted income (loss) per share	$(0.47)	$(0.91)	$(3.44)

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

	Years Ended December 31,
	2004		2005		2006

Total revenue	100.0%		100.0%		100.0%
Cost of revenue (excluding depreciation and amortization)	40.7%		43.7%		40.4%

Operating expenses:
Selling and marketing	5.4%		5.0%		5.6%
Depreciation and amortization	28.6%		28.8%		28.8%
Loss (gain) on disposal of equipment	(0.2%	)	1.0%		(0.1%	)
Loss on business transferred	-%		-%		1.1%
General and administrative	28.1%		30.0%		31.8%
Goodwill impairment charge	- %		- %		68.9%
Total operating expenses	102.6%		108.6%		176.4%
Income (loss) from operations	(2.6%	)	(8.6%	)	(76.4%	)
Other income, net	0.0%		- %		- %
Amortization of debt issuance costs	(2.2%	)	(1.1%	)	(1.0%	)
Interest expense	(11.1%	)	(17.1%	)	(17.2%	)
Interest income	1.8%		4.9%		4.7%
Income (loss) before benefit from income taxes	(14.1%	)	(21.9%	)	(90.0%	)
Income tax expense (benefit)	0.5%		0.6 5%		(1.1%	)
Net income (loss)	(14.6%	)	(22.5%	)	(88.9%	)

TOC

Results of operations

2006 Compared to 2005

Consolidated. Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

The following chart and discussion reflects the impact of the elimination of inter-segment revenue and cost of revenue:

	For the Year Ended December 31,		Dollar	Percent
	2005	2006	Variance	Variance
	(in thousands)

Total revenue	$99,234	$94,364	$(4,870)	(4.9%)
Expenses:
Cost of revenue (excluding depreciation
and amortization)	43,381	38,165	(5,216)	(12.0%)
Selling and marketing	4,977	5,298	321	6.4%
Depreciation and amortization	28,572	27,166	(1,406)	(4.9%)
Loss on sale or disposal of assets	1,032	(124)	(1,156)	(112.0%)
Loss on business transferred	-	1,013	1,013	NA
General and administrative	29,790	29,975	185	0.6%
Goodwill impairment	-	65,000	65,000	N/A
Total expenses	107,752	166,493	58,741	54.5%

Income (loss) from operations	(8,518)	(72,129)	(63,611)	746.8%
Other income (expense):
Amortization of debt issuance costs	(1,080)	(973)	107	(9.9%)
Interest expense	(17,009)	(16,244)	765	(4.5%)
Interest income	4,838	4,418	(420)	(8.7%)
Income (loss) before income taxes	(21,769)	(84,928)	(63,159)	290.1%
Income tax expense (benefit)	563	(1,013)	(1,576)	(279.9%)
Net income (loss)	$(22,332)	$(83,915)	$(61,583)	275.8%

Revenue
Total consolidated revenue decreased approximately $4,870,000. This decrease was due to decreases of approximately $4,730,000 and $483,000 in the residential and commercial segments, respectively, offset, in part, by an increase in revenue in wholesale segment of approximately $300,000 addressed in the individual segment discussions below.

Cost of Revenue (excluding Depreciation and Amortization)
Total consolidated cost of revenue decreased approximately $5,216,000. This decrease was primarily due to decreases of approximately $3,157,000, $1,281,000 and $821,000 in the wholesale, commercial and residential segments, respectively.

Selling and Marketing Expense
Total consolidated selling and marketing expense increased approximately $321,000. This increase was primarily due to increases of approximately $235,000, $64,000 and $22,000 in the commercial, residential and wholesale segments, respectively.

Depreciation and Amortization Expense
Total consolidated depreciation and amortization expense decreased approximately $1,406,000. This decrease was primarily due to decreases of approximately $941,000 and $598,000 in the commercial and residential segments, offset, in part, by increases of approximately $116,000 and $17,000 in the wholesale segment and corporate expenses, respectively.

Gain/Loss on Sale or Disposal of Assets
Loss on sale or disposal of assets in 2005 of approximately $1,032,000 compared to a loss in 2006 of approximately $889,000. Most of the loss in 2005 was attributable to the closure of certain dealer care centers and a monitoring station in the wholesale segment whereas the 2006 loss was primarily attributable to the sale of certain monitoring contracts.

General and Administrative Expense
Total consolidated general and administrative expenses increased by approximately $185,000 The segments experienced decreases of approximately $1,079,000, $314,000 and $221,000 in the wholesale, commercial and residential segments, respectively, offset by an increase of approximately $1,799,000 in corporate expenses.

TOC

Goodwill Impairment
A non-cash goodwill impairment charge of approximately $65,000,000 was recorded in the quarter ended September 30, 2006 based upon the annual impairment test conducted during the third quarter of each year. This impairment charge affected the residential and commercial segments by approximately $47,430,000 and $17,570,000, respectively.

Amortization of Debt Issuance Costs
The decrease in amortization of debt issuance costs of approximately $107,000 was due primarily to the decrease in amortization of certain debt issuance costs that became fully amortized by late 2005.

Interest Expense
The decrease in interest expense of approximately $765,000 was due primarily to retirement of debt during 2005.

Interest Income
Total consolidated interest income decreased by approximately $420,000. This decrease was primarily due to a decrease in the residential segment of approximately $571,000, offset, in part, by an increase of approximately $151,000 at corporate related to the increase in average excess funds and interest rates.

Taxes
The decrease in income tax expense is primarily due to the adjustment to deferred tax liabilities as a result of the goodwill impairment charge offset by an increase in current state income tax expense due to an increase of state taxes in separate taxing jurisdictions.

Results of Operations by Segment

The comparable financial results for the Company’s three segments: Wholesale Services, Residential Services and Commercial Services, as well as Corporate related income and expenses for the year ended December 31, 2006 compared with the year ended December 31, 2005 are discussed below.

The following charts and discussions include inter-segment revenue and cost of revenue that are eliminated in the consolidated financial statements. These amounts for the year ended December 31, 2006 and 2005 are approximately $4,753,000 and $4,796,000, respectively. The residential and commercial segments incurs expense for the monitoring services provided by the wholesale segment. The inclusion of inter-segment activity provides a more realistic presentation of how these segments would operate on a stand alone basis.

Wholesale Segment. Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Year Ended December 31,		Dollar	Percent
	2005	2006	Variance	Variance
	(in thousands)
Total revenue	$36,406	$36,706	$300	0.8%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	24,920	21,763	(3,157)	(12.7%)
Selling and marketing	1,574	1,596	22	1.4%
Depreciation and amortization	5,708	5,824	116	2.0%
(Gain) loss on sale or disposal of assets	682	(12)	(694)	(101.8%)
General and administrative	2,070	991	(1,079)	(52.1%)
Total expenses	34,954	30,162	(4,792)	(13.7%)

Income from operations	1,452	6,544	5,092	350.7%
Other income (expense):
Interest expense	(20)	(1)	19	(95.0%)
Income before income taxes	$1,432	$6,543	$5,111	356.9%

Revenue from the wholesale segment increased approximately $300,000. This increase was primarily due to an increase in revenue associated with end-user accounts obtained as part of the FSS acquisition of approximately $2,806,000. This increase was offset, in part, by a decrease in average number of end-user accounts of approximately 32,060 which resulted in a decrease in revenue of approximately $1,773,000; a decrease in the average revenue per end-user account per month of approximately $0.10 which resulted in a decrease in revenue of approximately $642,000; a decrease in inter-segment revenue of approximately $43,000; and, a decrease in other revenue of approximately $48,000.

TOC

Cost of Revenue
Cost of revenue for the wholesale segment decreased by approximately $3,157,000. This decrease was primarily due to reductions in salaries, benefits and payroll taxes of approximately $1,069,000, rent expense of approximately $824,000, telephone expense of approximately $672,000 and other direct expenses of approximately $592,000 as a result of facility closures made during 2005.

Selling and Marketing Expense
Selling and marketing expense for the wholesale segment remained reasonably consistent with the prior year.

Depreciation and Amortization Expense
Depreciation and amortization expense for the wholesale segment increased by approximately $116,000. This increase is primarily due to an increase in depreciation expense of approximately $260,000, offset, by a decrease in amortization expense of approximately $144,000.

Loss on Sale or Disposal of Assets
Loss on sale or disposal of assets for the wholesale segment decreased by approximately $694,000. This decrease is primarily due to a decrease from equipment disposals associated with facility closures which were completed during 2005.

General and Administrative Expense
General and administrative expense for the wholesale segment decreased by approximately $1,079,000. This decrease is primarily due to decreases in salaries, benefits and payroll taxes of approximately $581,000, bank service charges of approximately $127,000, bad debt expense of approximately $96,000 and professional fees of approximately $89,000.

Interest Expense
Interest expense for the wholesale segment decreased by approximately $19,000. This decrease is primarily due to the termination of capital leases related to equipment utilized in facilities that were closed in 2005.

Residential Segment. Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.
	For the Year Ended December 31,		Dollar	Percent
	2005	2006	Variance	Variance
	(in thousands)

Total revenue	$49,323	$44,593	$(4,730)	(9.6%)
Expenses:
Cost of revenue (excluding depreciation
and amortization)	12,692	11,871	(821)	(6.5%)
Selling and marketing	895	959	64	7.2%
Depreciation and amortization	18,959	18,361	(598)	(3.2%)
Loss on sale or disposal of assets	142	969	827	582.4%
General and administrative	13,539	13,318	(221)	(1.6%)
Goodwill impairment	-	47,430	47,430	N/A
Total expenses	46,227	92,908	46,681	101.0%

Income from operations	3,096	(48,315)	(51,411)	(1,660.6%)
Other income (expense):
Interest expense	(3)	(37)	(34)	1,133.3%
Interest income	4,353	3,782	(571)	(13.1%)
Income (loss) before income taxes	$7,446	$(44,570)	$(52,016)	(698.6%)

Revenue
Revenue from the residential segment decreased approximately $4,730,000.   This decrease was primarily due to a decrease in revenue from customer accounts of approximately $4,174,000.  A portion of this decrease in revenue from customer accounts was due to a reduction to the average number of accounts per month of 14,870, which resulted in a revenue decrease of approximately $5,404,000.  This decrease was offset, in part, by an increase of approximately $1,230,000 due to an increase in the average revenue per account per month of approximately $.96.  This decrease was further enhanced by a decrease in service, installation and other revenue of approximately $556,000.   Revenue associated with the FSS acquisition for 2006 was approximately $1,380,000 and is reflected in the amounts above.

TOC

Cost of Revenue
Cost of revenue for the residential segment decreased approximately $821,000. This decrease was primarily due to decreases in capitalized installation cost amortization and cost of parts of approximately $968,000 and $119,000, respectively, offset, in part, by an increase in salaries, benefits and payroll taxes of approximately $233,000.

Selling and Marketing Expense
Selling and marketing expense for the residential segment increased approximately $64,000. This increase was primarily due to a reduction in capitalized costs of approximately $225,000 and an increase in advertising expense of approximately $132,000, offset, in part, by a decrease in salaries, benefits and payroll taxes of approximately $289,000.

Depreciation and Amortization Expense
Depreciation and amortization expense for the residential segment decreased approximately $598,000. This decrease was primarily due to a reduction in amortization expense of approximately $920,000, offset, by an increase in depreciation expense of approximately $322,000.

Loss on Sale or Disposal of Assets
Loss on sale or disposal of assets for the residential segment increased approximately $827,000. This increase is primarily attributable to the 2006 sale of certain alarm monitoring contracts.

General and Administrative Expense
General and administrative expense for the residential segment decreased approximately $221,000. This decrease was primarily due to a reduction in bad debt expense of approximately $703,000 as a result of system conversions in 2005, a decrease in billing fees of approximately $413,000 and a decrease in third party services of approximately $351,000, offset, in part, by an increases in salaries, benefits and payroll taxes of approximately $552,000, professional fees of approximately $359,000, bank service charges of approximately $213,000 and rent and utilities of approximately $142,000.

Goodwill Impairment
The residential segment recorded a non-cash goodwill impairment charge of approximately $47,430,000 during the quarter ended September 30, 2006 based upon the annual impairment test conducted during the third quarter of each year.

Interest Expense
Interest expense for the residential segment remained reasonable consistent with the prior year.

Interest Income
Interest income for the residential segment decreased approximately $571,000. This decrease was primarily attributable to a significant reduction in the loan portfolio from notes receivable of approximately $19,357,000 at the end of 2005 to a balance of approximately $12,267,000 at the end of 2006.

Commercial Segment. Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Year Ended December 31,		Dollar	Percent
	2005	2006	Variance	Variance
	(in thousands)

Total revenue	$18,301	$17,818	$(483)	(2.6)%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	10,565	9,284	(1,281)	(12.1)%
Selling and marketing	2,508	2,743	235	9.4%
Depreciation and amortization	3,905	2,964	(941)	(24.1)%
(Gain) loss on sale or disposal of assets	208	(68)	(276)	(132.7)%
General and administrative	3,435	3,121	(314)	(9.1)%
Goodwill impairment	-	17,570	17,570	N/A
Total expenses	20,621	35,614	14,993	72.7%

Income from operations	(2,320)	(17,796)	(15,476)	667.1%
Other income (expense):
Interest expense	(51)	(51)	-	0.0%
Income (loss) before income taxes	$(2,371)	$(17,847)	$(15,476)	652.7%

TOC

Revenue
Revenue from the commercial segment operations decreased approximately $483,000.   This decrease was primarily due to a decrease in revenue from customer accounts of approximately $573,000.  Revenue from customer accounts decreased by approximately $749,000 due to a reduction in the average number of accounts per month of approximately 1,000 accounts.  This decrease was offset, in part, by approximately $176,000 in revenue from an increase in the average revenue per account per month of approximately $.99 and an increase in service, installation and other revenue of approximately $90,000.

Cost of Revenue
Cost of revenue for the commercial segment decreased approximately $1,281,000. This decrease was primarily due to decreases in salaries, benefits and payroll taxes of approximately $1,355,000.

Selling and Marketing Expense
Selling and marketing expense for the commercial segment increased approximately $235,000. This increase was primarily due to an increase in salaries, benefits and payroll taxes of approximately $190,000.

Depreciation and Amortization Expense
Depreciation and amortization expense for the commercial segment decreased approximately $941,000. This decrease was primarily due to decreases in depreciation expense of approximately $500,000 and amortization expense of approximately $441,000.

Gain/Loss on Sale or Disposal of Assets
The loss on sale or disposal of assets was approximately $208,000 in 2005 compared to a gain of approximately $68,000 in 2006. The loss in 2005 was due primarily to the write-off of obsolete equipment. The gain in 2006 was due, for the most part, to the sale of vehicles at amounts higher than their net book value.

General and Administrative Expense
General and administrative expense for the commercial segment decreased approximately $314,000. This decrease was primarily due to a decrease in salaries, benefits and payroll taxes of approximately $306,000.

Goodwill Impairment
The commercial segment recorded a non-cash goodwill impairment charge of approximately $17,570,000 during the quarter ended September 30, 2006 based upon the annual impairment test conducted during the third quarter of each year.

Interest Expense
Interest expense for the commercial segment remained reasonably consistent with the prior year.

Corporate. Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

	For the Year Ended December 31,		Dollar	Percent
	2005	2006	Variance	Variance
	(in thousands)
Expenses:
Depreciation	$-	$17	$17	N/A
General and administrative	10,746	12,545	1,799	16.7%
Total expenses	10,746	12,562	1,816

Income (loss) from operations	(10,746)	(12,562)	(1,816)	16.9%
Other income (expense):
Amortization of debt issuance costs	(1,080)	(973)	107	(9.9)%
Interest expense	(16,935)	(16,155)	780	(4.6)%
Interest income	485	636	151	31.1%
Income (loss) before income taxes	$(28,276)	$(29,054)	$(778)	2.8%

Depreciation Expense
Depreciation expense at the corporate level remained reasonably consistent with the prior year.

General and Administrative Expense
General and administrative expense at the corporate level increased approximately $1,799,000. This increase was primarily due to the increases in salaries, benefits and payroll taxes of approximately $908,000, the expense associated with the settlement of certain legal proceedings of approximately $717,000, stock based compensation of approximately $386,000, payroll processing fees of approximately $241,000 and bank service charges of approximately $205,000, offset, in part, by a decrease in professional fees of approximately $729,000.

TOC

Amortization of Debt Issuance Costs
Amortization of debt issuance costs at the corporate level decreased approximately $107,000. This decrease was primarily due to the retirement of certain debt obligations in 2005.

Interest Expense
Interest expense at the corporate level decreased approximately $780,000. This decrease was primarily due to the retirement of certain debt obligations in 2005.

Interest Income
Interest income at the corporate level increased approximately $151,000. This increase was primarily due to an increase in daily average excess funds available as well as an increase in interest rates.

2005 COMPARED TO 2004

Effective in 2006, our segment reporting was expanded such that the segment formerly referred to as retail was divided into the residential and commercial segments.  We have assessed our ability to report information for 2004 in conformity with this expanded segment structure and found it to be impractical.  The branch operational structure in place prior to 2005 did not capture revenue or costs by the residential and commercial classifications. As such, the comparison of the information for 2005 and 2004 will be presented based on the segment structure in existence during 2004.

Consolidated. Year ended December 31, 2005 compared to the year ended December 31, 2004.

	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)

Total revenue	$80,369	$99,234	$18,865	23.5%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	32,748	43,381	10,633	32.5%
Selling and marketing	4,357	4,977	620	14.2%
Depreciation and amortization	23,013	28,572	5,559	24.2%
(Gain) loss on sale or disposal of assets	(184)	1,032	1,216	(660.9)%
General and administrative	22,562	29,790	7,228	32.0%
Total expenses	82,496	107,752	25,256	30.6%

Income (loss) from operations	(2,127)	(8,518)	(6,391)	300.5%
Other income (expense):
Other income, net	11	-	(11)	(100.0)%
Amortization of debt issuance costs	(1,750)	(1,080)	670	(38.3)%
Interest expense	(8,886)	(17,009)	(8,123)	91.4%
Interest income	1,453	4,838	3,385	233.0%
Income (loss) before income taxes	(11,299)	(21,769)	(10,470)	92.7%
Income tax expense (benefit)	418	563	145	34.7%
Net income (loss)	$(11,717)	$(22,332)	$(10,615)	90.6%

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

TOC

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

TOC

Wholesale Segment. Year ended December 31, 2005 compared to the year ended December 31, 2004.
	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)

Total revenue	$27,690	$36,406	$8,716	31.5%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	17,629	24,920	7,291	41.4%
Selling and marketing	798	1,574	776	97.2%
Depreciation and amortization	4,896	5,708	812	16.6%
Loss on sale or disposal of assets	-	682	682	N/A
General and administrative	1,986	2,070	84	4.2%
Total expenses	25,309	34,954	9,645	38.1%

Income from operations	2,381	1,452	(929)	(39.0)%
Other income (expense):
Other income, net	12	-	(12)
Interest expense	(34)	(20)	14	(41.2)%
Income before income taxes	$2,359	$1,432	$(927)	(39.3)%

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

The decrease in the income before income taxes was primarily due to the decrease in the income from operations discussed above.

TOC

Retail Segment. Year ended December 31, 2005 compared to the year ended December 31, 2004.

	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)

Total revenue	$56,095	$67,624	$11,529	20.6%
Expenses:
Cost of revenue (excluding depreciation
and amortization)	18,535	23,257	4,722	25.5%
Selling and marketing	3,559	3,403	(156)	(4.4%)
Depreciation and amortization	18,117	22,864	4,747	26.2%
(Gain) loss on sale or disposal of assets	(184)	350	534	(290.2%)
General and administrative	15,376	16,974	1,598	10.4%
Total expenses	55,403	66,848	11,445	20.7%

Income from operations	692	776	84	12.1%
Other income (expense):
Other income, net	(1)	-	1	(100.0%)
Amortization of debt issuance costs	(1,471)	-	1,471	(100.0%)
Interest expense	(6,484)	(54)	6,430	(99.2%)
Interest income	1,362	4,353	2,991	219.6%
Income (loss) before income taxes	$(5,902)	$5,075	$10,977	(186.0%)

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

The increase in income before income taxes from a loss before income taxes in the prior year was partially due to a decrease in interest expense. Certain subsidiaries have entered into debt agreements with the parent. The interest income and offsetting interest expense related to these arrangements is not recognized in the above tables. Debt issued by IASI (Retail Services) was retired in 2004 using funds obtained by the parent. As a result, debt and interest expense were reallocated from IASI to corporate in late 2004, which was the primary cause of the decrease in retail segment interest expense. The amortization of debt issuance costs associated with the debt agreements reclassed to corporate are also now recorded in corporate, accounting for the approximate $1,471,000 decrease. Additionally, the increase in income before income taxes was caused by increases in NACC and FSS interest income of approximately $2,653,000 and $697,000, respectively, resulting primarily from interest earned on notes receivable, including interest income as a result of the amortization of the discount on notes receivable.

TOC

Corporate. Year ended December 31, 2005 compared to the year ended December 31, 2004.

	For the Year Ended December 31,		Dollar	Percent
	2004	2005	Variance	Variance
	(in thousands)
Expenses:
General and administrative	$5,200	$10,746	$5,546	106.7%
Total expenses	5,200	10,746	5,546	106.7%

Income (loss) from operations	(5,200)	(10,746)	(5,546)	106.7%
Other income (expense):
Amortization of debt issuance costs	(279)	(1,080)	(801)	287.1%
Interest expense	(2,368)	(16,935)	(14,567)	615.2%
Interest income	91	485	394	433.0%
Income (loss) before income taxes	$(7,756)	$(28,276)	$(20,520)	264.6%

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

Liquidity and Capital Resources

(bracketed amounts represent uses of funds)

Net cash provided by operating activities was approximately $6,367,000 for year ended December 31, 2006 compared to approximately $8,099,000 provided by operating activities for the year ended December 31, 2005, a decrease of approximately ($1,732,000). The decrease is primarily the result of a decrease in accounts payable and accrued expenses of approximately ($1,902,000) and an increase in accounts receivable of approximately ($1,070,000). These cash flows used by operations were offset, in part, by a reduction to incremental deferred customer acquisition costs of approximately $864,000 and a decrease in other assets of approximately $465,000. Net cash provided by operating activities was approximately $8,099,000 for the year ended December 31, 2005 compared to net cash provided by operating activities of $14,149,000 for the year ended December 31, 2004, a decrease of approximately ($6,050,000). The decrease in cash provided by operations was primarily the result an increase in the net loss of approximately ($10,615,000) offset, in part, by an increase in depreciation and amortization of approximately $5,559,000; and a decrease in accounts payable of approximately ($1,414,000).

Net cash used in investing activities was approximately ($8,613,000) for the year ended December 31, 2006 compared to approximately ($16,348,000) for the same period of 2005, a decrease in net cash used of approximately $7,735,000. The decrease in net cash used in investing activities was primarily due to a reduction in business acquisitions, net of cash acquired, of approximately $22,473,000 and the absence of a reimbursement of the remaining attrition guarantees withheld as part of the final settlement of the PSI acquisition of approximately $1,427,000 made in 2005. These decreases in net cash used were partially offset by a decrease in repayment on dealer loans of approximately ($15,691,000). Net cash used in investing activities was approximately ($16,348,000) for the year ended December 31, 2005 compared to approximately ($76,766,000) for the year ended December 31, 2004, a decrease of approximately $60,418,000. The significant reduction in cash used in investing activities was primarily due to a reduction to business acquisitions, net of cash acquired, of approximately $42,402,000 and an increase in the repayment of loans to dealers of approximately $24,021,000 which was offset, in part, by a decrease in the proceeds from sale of customer contracts and accounts receivable of approximately ($4,123,000) and the reimbursement of the remaining attrition guarantees withheld as part of the final settlement of the PSI acquisition of approximately ($1,427,000).

Net cash used in financing activities was approximately ($329,000) for the year ended December 31, 2006 compared to the year ended December 31, 2005 of approximately ($7,067,000), a change of approximately $6,738,000. The decrease in cash used in financing activities was due primarily to the absence of any repayment of long-term debt and the purchase of treasury stock which resulted in a use of funds in 2005 of approximately $5,225,000 and approximately $1,000,000, respectively. Net cash used by financing activities was approximately ($7,067,000) for the year ended December 31, 2005 compared to cash provided by financing activities of approximately $58,736,000 for the year ending December 31, 2004, or a change of approximately ($65,803,000). The increased use of funds in financing activities was primarily due to a decrease in proceeds from long-term debt issuance of ($125,000,000) and the purchase of treasury stock of approximately ($1,000,000) offset, in part, by a reduction in repayments on long-term debt and capital lease obligations of approximately $55,247,000 and a decrease in debt issuance costs of approximately $4,950,000.

TOC

The balance sheet at December 31, 2006 reflects net working capital of approximately $7,525,000. As of December 31, 2006, we had recurring monthly revenue (“RMR”) of approximately $3,354,000 in our residential monitoring segment, approximately $993,000 in our commercial monitoring segment and approximately $3,079,000 (including inter-company recurring monthly revenue of approximately $452,000) in our wholesale monitoring segment. Total debt was $125,000,000 as of December 31, 2006. The balance sheet at December 31, 2005 reflects net working capital of approximately $9,066,000. As of December 31, 2005, we had recurring monthly revenue (“RMR”) of approximately $3,750,000 in our residential monitoring segment, approximately $1,025,000 in our commercial monitoring segment and approximately $2,968,000 (including inter-company recurring monthly revenue of approximately $399,000) in our wholesale monitoring segment. Total debt was $125,000,000 as of December 31, 2005.

On November 16, 2004, we completed a private offering of $125 million aggregate principal amount of 12% Senior Secured Notes due November 15, 2011. The proceeds of this offering, net of issuance costs, were approximately $120.1 million.

On November 16, 2004, we entered into the LaSalle Credit Facility with LaSalle Bank. The maximum amount available of $30 million is limited to 10.0x RMR of eligible retail alarm contracts. The interest rate initially is LIBOR plus 3.50%. The minimum fixed charge coverage ratio is 2.0:1. There was no outstanding balance as of December 31, 2006.

Our capital expenditures anticipated over the next twelve months include equipment and software of approximately $5,836,000. In addition, our strategy calls for us to purchase monitoring contracts at an aggregate cost of approximately $10,000,000.

As part of the NACC and FSS Acquisitions, we agreed to assume obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers as of the date of purchase. We intend to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility. At December 31, 2006, open lines of credit to these Dealers were approximately $5.0 million.

If IASG’s Board of Directors withdraws or modifies the Merger Agreement in a manner adverse to Protection One or its recommendation of the merger, the Company may be subject to a $7.5 million payment to Protection One consisting of a termination fee and reimbursement of expenses.

We believe that our existing cash, cash equivalents, LaSalle Credit Facility and RMR are adequate to fund our operations for at least the next twelve months.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company will be required to apply the guidance contained in FAS No. 159 beginning with financial statements for the year ended December 31, 2008 and has not yet determined the effect that adoption will have on the financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company was required to apply the guidance contained in SAB 108 beginning with financial statements for the year ending December 31, 2006. We adopted SAB 108 for fiscal 2006 and it did not have any effect on our financial statements.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company will be required to apply the guidance contained in FAS No. 157 beginning with financial statements for the year ended December 31, 2008 and has not yet determined the effect that adoption will have on the financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,”which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax provisions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006 and the Company will adopt the new requirements in the first quarter of 2007. The Company is currently assessing the impact of FIN 48 but does not expect that the adoption of the standard will have any significant or material impact on its financial statements.

TOC

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS No. 156”). This Standard amends FASB Statement No. 140, Accounting for Transfers and Servicing Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Standard requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is a related sale of financial assets, certain transfers, or assumption of an obligation to service a financial asset that does not relate to the financial assets of the servicer. We adopted this Statement on January 1, 2007 and it did not have any effect on our financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140 (“FAS No. 155”). This Standard resolves and clarifies the accounting and reporting for certain financial instruments including, hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt this Standard on January 1, 2007 and it has not determined the effect that adopting FAS No. 155 will have on the financial statements.

Disclosures About Market Risk

Our exposure to market risk is limited to interest income and expense sensitivity, which is affected by changes in the general level of interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, municipal bonds, mortgage-backed securities, commercial paper and money market accounts at established financial institutions. Due to the nature of our short-term and restricted investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency risk. At December 31, 2006, we have no short-term investments and our cash and cash equivalents are invested in money market accounts.

Off Balance Sheet Arrangements
The Company is not a party to any off-balance sheet arrangements with the exception of commercial letters of credit totaling approximately $150,000. These letters of credit are collateralized with cash deposits which are included in restricted cash on our consolidated balance sheet.

Contractual Obligations and Commercial Commitments
The Company’s significant contractual obligations as of December 31, 2006 are approximately $205,991,000. Debt by year of maturity and future payments under operating and capital lease agreements and estimated interest expense are presented below.

Contractual Obligations	Payments due by Period
	Total	less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$125,000	$-	$-	$125,000	$-
Capital leases	836	321	392	123	-
Operating leases	4,340	1,573	1,688	641	438
Interest expense (estimated)*	75,815	15,689	30,096	30,030	-
	$205,991	$17,583	$32,176	$155,794	$438

*Consists primarily of annual interest payments of approximately $15,000,000 on $125,000,000 million of senior secured notes bearing interest at 12.0%.

In August of 2006, the Company engaged Houlihan Lokey Howard & Zukin (“Houlihan Lokey”) as the financial advisor. Houlihan Lockey has been assisting the Company in negotiating the merger with Protection One, which is more fully disclosed in footnote 13 to the financial statements listed at Item 15 of this Form 10-K. The aggregate fees payable to Houlihan Lokey are estimated to be approximately $2.4 million excluding out-of-pocket expenses reimbursable by the Company, of which $450,000 has been paid and the balance of which is payable contingent upon the consummation of the merger. The Company incurred approximately $470,000 during 2006 for Houlihan’s service.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Market Risk.

TOC

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data, together with the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included elsewhere herein. See “Index to Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
The Company's management, including its Chief Executive Officer ,and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 “Exchange Act” Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s management has concluded that as of December 31, 2006, the Company's disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports that the Company files with or submits to the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and the forms of the SEC, and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required financial disclosure.

Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 as stated in their report herein.

Changes in Internal Control over Financial Reporting
As of December 31, 2005, we disclosed the following material weakness (noted below) in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We disclosed this material weakness in the first three quarters of fiscal 2006 and took steps to remediate it throughout fiscal 2006. As of December 31, 2006, we completed our testing of the design and operating effectiveness of the remediated controls and concluded that the following previously reported material weakness was remediated such that it no longer constituted a material weakness as of December 31, 2006 as described below:

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

TOC

The Company implemented and completed the following remediation steps during fiscal year 2006:

•	The Company instituted new edit reports to facilitate the effective review of the completeness of customer monitoring contract set up in its retail revenue system.

•	The Company instituted a formal review process for all customer contract packages to ensure accuracy of data input into the retail revenue system.

•	The Company instituted a formal review of customer contract cancellations to ensure the cancellation is executed properly.

•	The Company instituted cut-off procedures to ensure revenues and deferred revenues are recorded in the proper period.

•	Various business performance reviews are performed by the Company to reduce exposures to material adjustments going undetected.

•	The Company converted one of the remaining three stand-alone revenue systems over to the corporate platform during fiscal year 2006.

During the fourth quarter of 2006, we completed our testing and concluded that these newly implemented controls were effective. There were no changes to our internal controls over financial reporting during the fourth quarter of 2006, that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The names of our executive officers and directors, together with a brief description of their employment histories, are provided below:

Name	Age	Position
Charles T. May	62	Acting President and Chief Executive Officer
Bruce E. Quay	49	Chief Operating Officer
Brian E. Shea	48	Executive Vice President
Robert B. Heintz	51	Executive Vice President-Monitoring COO
Michael T. Moscinski	55	Chief Financial Officer
Raymond C. Kubacki	62	Director
John W. Mabry	69	Non-Executive Chairman of the Board
Ralph S. Michael III	52	Director
Jason B. Mudrick	32	Director
Timothy J. Tully	43	Director
Arlene M. Yocum	49	Director

Mr. May is our Acting President and Chief Executive Officer. He joined the Company in April 2006. He started his career in the alarm industry in 1961 at Federal Alarm Systems in Washington D.C. In 1967, Mr. May joined Wells Fargo Alarm Services as one of its earliest employees. He participated in or led over 30 acquisitions and held several titles including Manager of Government Sales and Services and Vice President of Engineering, Manufacturing and Product Sales. In 1980 Mr. May was a co-founder of National Guardian and served as Executive Vice President of Electronic Security. Over the next four years, Mr. May worked on the acquisitions of more than 45 companies in 9 major cities and eventually took the company public. From 1984-1994, Mr. May, as President, led Guardian Security in Detroit in acquiring 22 companies while increasing revenues to in excess of $50 million. In 1995, Mr. May purchased Smith Alarm Systems in Texas and served as CEO growing the business from 12,000 customers to over 75,000 customers and the 10th largest security company in the U.S. with approximately $3 million in Monthly Recurring Revenue, up from $550,000 in RMR before it was sold to Ameritech/SBC. Mr. May currently serves on the Board of Directors of Ackerman Security in Atlanta Georgia and the Board of Directors of IASG.

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

TOC

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

Mr. Mabry has served as a director of IASG since March 2003 and as Chairman of the Board since April 2006. Mr. Mabry has approximately 35 years of experience in the alarm industry. In 1969 he founded and began building the American Alarm Company that was purchased by Honeywell in 1983. He remained with Honeywell through 1993 with responsibilities for operations, sales and business development. From 1993 to 2000, Mr. Mabry was President of Security Network of America. Mr. Mabry serves on numerous alarm industry associations' boards and was President of the National Burglary and Fire Alarm Association.

Mr. Michael has served as a director of IASG since January 2003. He has been President and Chief Operating Officer of the Ohio Casualty Insurance Company since July 2005. From 2003 to 2005, Mr. Michael served as Executive Vice President of U.S. Bank, N.A. and President of U.S. Bank-Oregon. From 1979 to 2002, Mr. Michael held management and executive positions with PNC Financial Services Group. He also currently serves as a board member of Key Energy Services Inc., Cincinnati Bengals Inc., Xavier University (OH) and Friedman, Billings, Ramsay Group, Inc. Mr. Michael is Chairman of the IASG Audit Committee.

Mr. Mudrick has served as a director of IASG since 2005.  Mr. Mudrick was suggested as a board candidate by Contrarian Capital Management, LLC, an investment firm based in Greenwich, CT, which as of December 31, 2006 owned approximately 13.21% of the Company’s stock.  Mr. Mudrick is a Portfolio Manager at Contrarian.  Prior to joining Contrarian in 2001, Mr. Mudrick was an associate in the Mergers & Acquisitions Investment Banking Group at Merrill Lynch & Co from 2000 to 2001.  Mr. Mudrick is admitted to the New York State Bar.  Mr. Mudrick is a member of the Board of Directors of Safety-Kleen Holdco., Inc., a private company in the industrial waste services industry, and Salton Inc., a designer and marketer of a broad range of kitchen and home appliances that trades on the NYSE.

Mr. Tully has served as a director of IASG since January 2003. Mr. Tully is the managing member of Tully Capital Partners, LLC, a diversified private investment firm that he co-founded in 1997.  Prior to Tully Capital Partners, Mr. Tully was President of Pioneer Investment Properties, which engaged in commercial real estate acquisitions/operations.  He is a former Floor Official on the New York Options Exchange, where he traded equity and index options as an independent market maker.  Mr. Tully serves as a board member on various charitable foundations and community based organizations.  Mr. Tully is Chairman of the IASG Compensation Committee.

Ms. Yocum has served as a director of IASG since October 2005. Ms. Yocum has been Executive Vice President, Managing Executive of PNC Wealth Management and Institutional Investment Groups since 2003. From 2000 to 2003 Ms. Yocum was an Executive Vice President of the Institutional Investment Group of PNC Advisors. From 1993 to 2000 Ms. Yocum held management and executive positions with PNC Advisors. Ms Yocum is a Trustee and Vice President of the Philadelphia Community College Foundation and a member of American Bankers Association Wealth Management and Trust Conference Board. Ms. Yocum is Chairperson of the IASG Independent Committee and the Governance and Nominating Committee.

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

TOC

The members of the Company’s Audit Committee are Messrs. Michael, Mabry, Tully and Kubacki. Mr. Ralph S. Michael III is the Audit Committee Chairman. The Audit Committee met eight (8) times during the fiscal year ended December 31, 2006. Each of Messrs. Michael, Mabry, Kubacki and Tully are independent Directors under the rules of the NASDAQ Stock Market. Each of the members of the Audit Committee are able to read and understand fundamental financial statements. While more than one member of the Company’s Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K, Mr. Michael is the designated audit committee financial expert.

The Compensation Committee has such powers as may be assigned to it by the Board of Directors from time to time and is currently charged with, among other things, reviewing and recommending compensation packages for our officers, administering our Stock Option Plan and establishing and reviewing general policies relating to compensation and benefits of the Company’s employees. The Compensation Committee met ten (10) times during fiscal 2006.The Committee members during fiscal 2006 were Messrs. Tully, Mabry and Kubacki.

The Company has established a Governance and Nominating Committee that has the authority to identify individuals qualified to become board members and provide recommendations to the Board regarding potential new directors. This Committee also has the authority to develop and recommend to the board a set of corporate governance principles applicable to the Company and to oversee the evaluation of the Board and management. The Governance and Nominating Committee meet four (4) times during fiscal 2006. The Committee members during fiscal 2006 were Ms. Yocum and Messrs. Michael and Kubacki.

The Board of Directors also has an Independent Committee which held ten (10) meetings during fiscal 2006. The function of the Independent Committee is to assist the Board in reviewing and assessing strategic alternatives for the Company. The Independent Committee is chaired by Arlene M. Yocum, and its members include Raymond C. Kubacki, John W. Mabry, Ralph S. Michael III, Jason B. Mudrick and Timothy J. Tully.

All Directors attended in excess of 75% of the Board of Directors meetings and their assigned Committee meetings during fiscal 2006.

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

Item 11.  Executive Compensation

The individuals who served as Integrated Alarm Services Group, Inc (the Company)’s Chief Executive Officer and Chief Financial Officer during 2006, as well as the Company’s three other most highly compensated executive officers during such year, are referred to as the “named executive officers.” These individuals are listed in the Summary Compensation Table. The following compensation discussion and analysis, executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company in 2006, their outstanding equity awards at the end of 2006 and their compensatory arrangements with the Company.

Compensation Discussion and Analysis

Overview, Philosophy and Objectives of Executive Compensation

The Compensation Committee of the Company’s board of directors has authority to establish the salaries, bonuses and equity plan participation levels for the named executive officers. The Compensation Committee also has the authority to review and approve employment agreements, severance arrangements and retirement plans for the named executive officers, to oversee the design and administration of equity-based and incentive compensation plans and otherwise to review and approve the Company’s compensation plans. The compensation committee of the Board of Directors believes it is important to attract, retain, and motivate highly talented individuals at all levels of the organization through appropriately administered compensation plans and programs. These plans and programs should be consistent with industry practices, or otherwise companies representative of our size and complexity, and be tailored to align an employees performance with shareholder interests. In particular:

TOC

•
The Compensation Committee bases compensation on the level of job responsibility, individual performance, and Company performance. As employees progress to higher levels in the organization, an increasing proportion of their pay is linked to Company performance and shareholder returns.

•
The Compensation Committee reflects in compensation the value of the job in the marketplace. To attract and retain a highly skilled work force, the Company must remain competitive with the pay of other premier employers who compete with us for talent.

Components of Executive Compensation

Base Salary
The Compensation Committee considers various measures of Company and industry performance, including sales, earnings per share, attrition rates, total market value, and total shareholder return. These data points and metrics assist the Committee in exercising judgment in establishing total compensation ranges. The Compensation Committee does not assign these performance measures relative weights. Instead, the Compensation Committee makes a subjective determination after considering all such measures collectively.

The Compensation Committee also retains as needed, an independent compensation consultant to assist us in evaluating the executive compensation programs and in setting the chief executive officer’s compensation. The consultant reports directly to the committee. The use of an independent consultant provides additional assurance that our programs are reasonable and consistent with the Company’s objectives.

The Compensation Committee further retains independent legal counsel to assist us however the committee feels necessary, including but not limited to contract negotiations, terminations, and restructurings. The independent legal counsel reports directly to the committee.

Annual Bonus
The Company rewards the named executive officers for achieving annual company financial performance objectives and for demonstrating individual leadership. The Company believes that by providing a positive incentive and annual cash rewards, it motivates and retains qualified executives. The Company also believes that the allocation of base salary and annual incentive compensation opportunity for named executive officers generally represents a reasonable combination of fixed salary compared to variable incentive pay opportunity and reflects the Company’s goal of retaining and motivating its named executive officers. The Compensation Committee approved an informal bonus plan for 2006 to the named executive officers and other individuals based on the 2006 operating budget. No bonus was issued in 2006 due to the fact that the budget was not achieved.

Equity Compensation
Equity compensation has historically been offered to employees of the Company who are in positions to affect the Company’s long-term success through the formation and execution of its business strategies.

Stock options align employee incentives with shareholders because options have value only if the stock price increases over time. Our options, granted at the market price on the date of grant, or in the case of recent (2006) grants, at a premium to market price, ensure that employees are focused on long-term growth. In addition, options help retain key employees because they typically cannot be exercised for three years and, if not exercised, are forfeited if the employee leaves the Company voluntarily. The three-year vesting also helps keep employees focused on long-term performance. In determining the size of option grants, we consider job responsibility, individual performance, and the number of options previously granted.

The Compensation Committee granted 150,000 to Mr. Charles T. May, Acting President in April 2006 under the 2004 Stock Option Plan.

2003 Stock Option Plan
The 2003 Stock Option Plan ("SOP") permits the grant of options which may either be "incentive stock options", ("ISOs"), within the meaning of Section 422 of the Code or "non-qualified stock options" ("NSOs"), which do not meet the requirements of Section 422 of the Code. The total number of shares of our common stock that may be issued under the SOP may not exceed 150,000, subject to possible adjustment in the future as described below.

Within the limits of the SOP, the Compensation Committee has exclusive authority, among other things, to select those to whom options shall be granted, to determine the number of shares of common stock to be covered by each option, and to determine the other terms of each option, including, but not limited to, the exercise price and duration. Only employees may be granted ISOs.

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

TOC

2004 Stock Option Plan
In June 2004 the stockholders approved the 2004 Stock Option Plan (“2004 Plan”). The adoption and approval of the 2004 Plan did not amend or modify the 2003 Plan or adversely affect rights under any outstanding stock options previously granted under the 2003 Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders - 2003 Plan	122,500	$7.12	27,500

Equity compensation plans approved by security holders - 2004 Plan	296,000	$5.02	904,000

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

All Other Compensation
As described in footnote 3 to the Summary Compensation Table, other compensation to the named executive officers of the Company included: commuter travel expenses and related taxes; car allowances; company contributions under the Company 401(k) Profit Sharing Plan, which are available to employees generally. These payments and other benefits, the amounts of which are not material to the Company, provide additional compensation and benefits to the applicable named executive officers and, in the case of travel expenses and car allowances, in part defray certain personal expenses related to the applicable named executive officer’s employment.

Severance Arrangement and Change in Control
The Company believes that it should provide severance benefits to the named executive officers. The Company’s severance benefits for the named executive officers reflect, among other things, the fact that it may be difficult for a named executive officer to find comparable employment within a short period of time. The Company believes that its severance arrangements are an important element in the retention of the named executive officers.

The Company believes that it is important to protect the named executive officers in the event of a change in control. The employment agreement provisions regarding payment upon termination in connection with a change in control were intended to, among other things, encourage the named executive officers to enter into the new employment agreements and focus on the Company’s performance rather than other employment alternatives.  On November 22, 2006, in anticipation of entering into a merger agreement with Protection One and to assure their continued service, the Company entered into new or amended employment agreements with several named executive officers.

Chief Executive Officer Compensation for 2006
In April of 2006, the Committee approved the hiring of Charles May as Acting President and Chief Executive Officer of the Company.  Mr. May was hired for his proven ability to build and strengthen companies in this industry and assist the Company in achieving its short term and intermediate term objectives.  Mr. May's annual compensation is $420,000 per year and is reflective of his responsibilities and experience.

On December 20, 2006, Integrated Alarm Services Group, Inc. (the "Company") entered into an agreement with Mr. May to assure his continued service.  The Agreement will become effective upon the closing dates of certain transactions (the "Closing Date") contemplated by the merger agreement entered into on December 20, 2006 between Protection One, Inc.("P1"), the Company, and Tara Acquisition Corp. (the "Merger Agreement") pursuant to which the Company will be merged with Tara and become a wholly-owned subsidiary of P1. Under the agreement Mr. May will remain employed by the Company for a period of three months following the Closing Date, at a salary of $35,000 per month. In addition, within 30 days after the end of the three-month period, the Company will pay to Mr. May a bonus of $105,000. Additionally, Mr. May will continue to perform the functions he performed for the Company prior to the Closing Date, and such other duties as are reasonably requested by the Company in good faith. However, Mr. May will not be required to work more than two days per week.

Chief Financial Officer Compensation for 2006
On November 22, 2006, the Company entered into an amendment to an employment agreement dated March 1, 2006 with Michael T. Moscinski. Under the agreement, Mr. Moscinski will receive a base salary of $160,000 and is eligible to receive an annual bonus at the discretion of the compensation committee based on the achievement of one or more performance goals. This agreement also states that upon a change of control of the Company, all equity awards held by Mr. Moscinski will vest and become immediately exercisable.

TOC

On December 29, 2006, the Company entered into an agreement with Mr. Moscinski to assure his continued service.  The agreement will become effective upon the closing dates of certain transactions (the "Closing Date") contemplated by the merger agreement entered into on December 20, 2006 between P1, the Company, and Tara Acquisition Corp. (the "Merger Agreement") pursuant to which the Company will be merged with Tara and become a wholly-owned subsidiary of P1. Once effective, Mr. Moscinski will remain employed by the Company for a period of six months following the Closing Date, or such lesser period as determined by the Company (the "Transition Period"). Under the agreement, Mr. Moscinski will continue to perform the functions he performed for the Company prior to the Closing Date, and such other duties as are reasonably requested by the Company in good faith.

During the Transition Period, the Company will pay Mr. Moscinski a monthly salary equal to the monthly salary payable to Mr. Moscinski by the Company immediately prior to the Closing Date. In addition, 6 months after the Closing Date, the Company will pay to Mr. Moscinski a bonus of $450,000. In the event that any payments by the Company to Mr. Moscinski would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then the amount payable under the agreement will be reduced to the maximum amount that could be paid to Mr. Moscinski without giving rise to such excise tax.

Chief Operating Officer Compensation for 2006

On November 22, 2006, the Company entered into an employment agreement with Mr. Quay, the Chief Operating Officer of the Company. The agreement provides for an eighteen-month term, which will extend automatically for additional eighteen-month periods unless sooner terminated in accordance with the terms of the agreement.

Under the employment agreement, Mr. Quay will receive a base salary of $360,000. In addition, he is eligible to receive an annual bonus at the discretion of the Compensation Committee based on the achievement of one or more performance goals. Upon termination without Cause, Mr. Quay will be entitled to receive his salary for the remaining portion of the employment term.

The agreement for Mr. Quay provides that upon a change in control (as defined below), the employment terms will automatically extend for an additional eighteen months. In addition, upon a termination of employment by the Company without cause within eighteen months following a change in control, (i) Mr. Quay will receive a lump sum payment $540,000; and (ii) all outstanding equity awards will automatically vest and become immediately exercisable. The payments and equity award acceleration will also be made if, within such eighteen-month period, the executive resigns as a result of (i) a change in the location of his principal place of employment of more than fifty miles, (ii) a reduction in his base salary of more than 10%, or, (iii) a failure by the successor entity to retain him in a management position. A "change in control" is generally defined as the acquisition of securities representing 30% or more of the Company's outstanding securities by a single shareholder, a change in the majority of the members of the Board over a twelve-month period, the occurrence of a corporate transaction after which the majority stockholders of the Company immediately prior to such transaction do not, immediately after the transaction, own more than 50% of the combined voting power of the Company, or the sale, liquidation or distribution of all or substantially all of the assets of the Company.
Summary Compensation Table
Name and Principal Position		Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non Equity Incentive Plan Compensation ($)	Other Compensation ($) (3)	Total ($)
Charles T. May	(1)
Acting President and Chief Executive Officer		2006	420,000	-	-	206,500	-	-	626,500

Michael T. Moscinski		2006	160,000	-	-	-	-	2,730	162,730
Chief Financial Officer

Bruce E. Quay		2006	360,000	-	-	-	-	2,730	362,730
Chief Operating Officer

Brian E. Shea		2006	170,000	-	-	-	-	2,730	172,730
Executive Vice President

Robert B. Heintz		2006	170,000	-	-	-	-	14,730	184,730
Executive VP & COO, Criticom Int'l Corp.

(1) Mr. May was employed effective April 24, 2006. His actual gross pay for 2006 was $274,615.
(2) The amount in Option Awards is the FAS 123R value of such awards. See footnote 7 of the form 10-K financial statements for the relevant assumptions used in the calculating the FAS 123R value.
(3) Other Compensation for 2006 includes the following items:
a) Company contribution under the Company’s 401(k) plan in the amount of $2,730 for Messers. Moscinski, Quay, Shea and Heintz;
b) Car allowance in the amount $12,000 for Mr. Heintz.

TOC

Grants of Plan-Based Awards

Name and Principal Position	Grant Date	All other stock awards: Number of shares of Stock or Units (#)	Closing Market Price on Date of Grant ($/Sh)

Charles T. May	5/1/2006 (1)	50,000	$4.25
Acting President and Chief Executive Officer	5/1/2006 (1)	100,000	5.25

Michael T. Moscinski		-
Chief Financial Officer

Bruce E. Quay		-
Chief Operating Officer

Brian E. Shea		-
Executive Vice President

Robert B. Heintz		-
Executive VP & COO, Criticom Int'l Corp.

(1) Mr. May was awarded 150,000 shares of options on May 1, 2006 under the 2004 Stock Option Plan.  The options are non-forfeitable and are exercisable as follows: (i) 100,000 shares were immediately exercisable on November 1, 2006; (ii) remaining 50,000 were immediately exercisable on December 1, 2006.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Weighted Average Option Exercise Price ($)	Option Expiration Date
Charles T. May	150,000	(1)	-	-	4.92	4/23/2009
Acting President and Chief Executive Officer

Michael T. Moscinski	7,999	(2)	4,001	-	5.75	6/14/2014
Chief Financial Officer

Bruce E. Quay	25,000	(3)	16,667	-	4.86	4/3/2015
Chief Operating Officer

Brian E. Shea	5,333	(2)	2,667	-	5.75	6/14/2014
Executive Vice President

Robert B. Heintz	5,333	(2)	2,667	-	5.75	6/14/2014
Executive VP & COO, Criticom Int'l Corp.

(1)
Mr. May was awarded 150,000 shares of options on May 1, 2006 under the 2004 Stock Option Plan. The options are non-forfeitable and are exercisable as follows: (i) 100,000 shares were immediately exercisable on November 1, 2006; (ii) remaining 50,000 were immediately exercisable on December 1, 2006.

(2)	These options were granted under the 2003 Stock Option Plan.
(3)
These options were granted under the 2004 Stock Option Plan upon Mr. Quay’s employment with the Company. One third for total options granted was immediately vested upon employment and one third became vested in 2006. The balance will be vested in April 2007.

TOC

Potential Payments Upon Termination or Change in Control
	Accrued Vacation ($)	Non Qualifying Termination (1)	Qualifying Termination	Qualifying Termination with Change in Control (2) (4)
Charles T. May	-	-	-	-	(3)
Acting President and Chief Executive Officer

Michael T. Moscinski	18,462	3,077	320,000	470,000	(2), (3)
Chief Financial Officer

Bruce E. Quay	24,321	6,923	510,000	540,000	(2)
Chief Operating Officer

Brian E. Shea	16,225	3,269	170,000	170,000	(2)
Executive Vice President

Robert B. Heintz	19,615	3,269	170,000	170,000	(2)
Executive VP & COO, Criticom Int'l Corp.

(1)
These calculations assume that the named executive’s date of termination was December 23, 2006, which was the last date payroll was processed in 2006. A non-qualifying termination is any termination not qualifying as a qualifying termination, and includes a voluntary termination by the named executive without good reason, retirement, a termination by the Company for cause, or any termination on account of death or disability. The meanings of the terms “cause” and “good reason” for purposes of determining potential payments to named executive officers upon termination or a change in control are described below. "Cause" is generally defined as a material breach of the agreement, the executive's failure to perform his duties, conviction of or plea of nolo contendere to a felony or a crime involving dishonesty or moral turpitude, engaging in misconduct, negligence, dishonesty, violence or threat of violence, a breach of a written policy of the Company or its Code of Ethics or of governmental rules applicable to the Company, refusal to follow the lawful and good faith directions of the Board of Directors, competing with the Company, or any other misconduct which is injurious to the Company. Under the employment agreement for Mr. Moscinski, "Cause" is generally defined as misconduct which results in an adverse effect on the Company, disregard of instructions of the Board of Directors or neglect of duties which adversely affects the Company, competing with the Company, conviction of a felony, or the habitual abuse of alcohol or controlled substances.

(2)
The agreements for Messrs. Quay, Heintz and Shea provide that upon a change in control, the employment terms will automatically extend for an additional twelve months (or in the case of Mr. Quay, eighteen months). In addition, upon a termination of employment by the Company without cause within twelve months (or in the case or Mr. Quay, eighteen months) following a change in control, (i) the executives will receive a lump sum payment equal to one years' salary (or in the case of Mr. Quay, $540,000); and (ii) all outstanding equity awards will automatically vest and become immediately exercisable. The payments and equity award acceleration will also be made if, within such twelve or in the case of Mr. Quay, eighteen-month period, the executive resigns as a result of (i) a change in the location of his principal place of employment of more than fifty miles, (ii) a reduction in his base salary of more than 10%, or, (iii) in the case of Mr. Quay, a failure by the successor entity to retain him in a management position. A "change in control" is generally defined as the acquisition of securities representing 30% or more of the Company 's outstanding securities by a single shareholder, a change in the majority of the members of the Board over a twelve-month period, the occurrence of a corporate transaction after which the majority stockholders of the Company immediately prior to such transaction do not, immediately after the transaction, own more than 50% of the combined voting power of the Company, or the sale, liquidation or distribution of all or substantially all of the assets of the Company.

The agreement for Mr. Moscinski provides that upon the occurrence of certain events, he will have the right to terminate his employment and receive a payment equal to two years' salary. The events generally include a failure by the Company to retain Mr. Moscinski as CFO, a material reduction in his duties and responsibilities, a change in the principal place of employment of more than thirty miles, a reduction in his base pay or benefits of greater than 10%, a failure by the Company to have a successor assume the agreement or a material breach of the agreement by the Company which is not cured within thirty days of written notice. In the event of a change of control of the Company, Mr. Moscinski shall be eligible to receive a one time cash bonus, equal on an after tax basis to two times his average compensation for the three previous fiscal years.

The agreements for Messrs. Heintz and Shea contain one year post-termination non-competition and non-solicitation covenants. The agreements for Messrs. Quay and Moscinski contain eighteen-month and two-year post-termination non-competition and non-solicitation covenants, respectively. In addition, they are prohibited at all times from disclosing confidential information about the Company.

TOC

(3)
On December 20, 2006, the Company entered into an agreement with Mr. May. This agreement becomes effective upon the closing dates of certain transactions (the "Closing Date") contemplated by the merger agreement entered into on December 20, 2006 between Protection One, Inc.("P1"), the Company, and Tara Acquisition Corp. (the "Merger Agreement") pursuant to which the Company will be merged with Tara and become a wholly-owned subsidiary of P1. Under the agreement Mr. May will remain employed by the Company for a period of three months following the Closing Date, at a salary of $35,000 per month. In addition, within 30 days after the end of the three-month period, the Company will pay to Mr. May a bonus of $105,000.

On December 29, 2006, the Company entered into an agreement with Mr. Moscinski. The agreement will become effective upon the closing date of certain transactions (the "Closing Date") contemplated by the merger agreement entered into on December 20, 2006 between P1, the Company, and Tara Acquisition Corp. (the "Merger Agreement") pursuant to which the Company will be merged with Tara and become a wholly-owned subsidiary of P1. In the event that the transactions set forth in the Merger Agreement are not consummated, the agreement with Mr. Moscinski will be void and without force or effect. Under the agreement, if it becomes effective, Mr. Moscinski waives any right of payment under his agreement with the Company dated November 22, 2006.

Once effective, under the agreement Mr. Moscinski will remain employed by the Company for a period of six months following the Closing Date, or such lesser period as determined by the Company (the "Transition Period"). Under the agreement, Mr. Moscinski will continue to perform the functions he performed for the Company prior to the Closing Date, and such other duties as are reasonably requested by the Company in good faith.

During the Transition Period, the Company will pay Mr. Moscinski a monthly salary equal to the monthly salary payable to Mr. Moscinski by the Company immediately prior to the Closing Date. In addition, 6 months after the Closing Date, the Company will pay to Mr. Moscinski a bonus of $450,000. In the event that any payments by the Company to Mr. Moscinski would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then the amount payable under the agreement will be reduced to the maximum amount that could be paid to Mr. Moscinski without giving rise to such excise tax.

The agreement contains a non-competition and non-solicitation covenant that applies, once the agreement is effective, during the Transition Period and for two years thereafter.

All of the agreements also state that upon a change of control of the Company, all equity awards will vest and become immediately exercisable. Under the Company’s stock option plans, an employee has 30 days upon termination of employment to exercise vested options. Since the Company’s stock has been trading significantly under the option grant price and due to the short time frame a former employee has to exercise the option, we assume a limited number of the options will be exercised.

Tax Treatment under Section 280G and 409A of the Code

Section 280G of the Code
Under the employment agreements with the named executive officers of the Company, in the event that any amounts or benefits paid to a named executive officer pursuant to his current employment agreement are subject to the excise tax imposed under Section 4999 of the Code, the Company will pay the named executive officer an additional amount to compensate him for that tax liability. In general, if the total amount of payments to an individual that are contingent upon a “change in control” (as defined in Section 280G of the Code) of the Company equals or exceeds three times the individual’s “base amount” (generally, the individual’s average annual compensation for the five (5) calendar years preceding the change in control), the payments may be treated as “parachute payments” under the Code. The portion of such payments that exceeds the individual’s “base amount” is non-deductible to the Company under Section 280G of the Code, and the individual is subject to a 20% excise tax on such amount under Section 4999 of the Code. Under existing employment agreements, the Company is obligated to make additional cash payments to the named executive officers to compensate them for the 20% excise tax so that they receive the same benefit from their awards as if such excise tax did not apply. These additional payments are nondeductible by the Company and constitute income to the executives, which requires further payment under the employment agreements to compensate the executives for the income tax incurred with respect to such payments. Non-deductible parachute payments generally reduce the $1 million deduction limitation under Section 162(m) of the Code, discussed above.

Each named executive officer’s employment agreement provides that he agrees to reduce the aggregate amount of any payments or benefits that constitute “parachute payments” under Section 280G of the Code to the extent necessary so that such payments and benefits do not equal or exceed three times the named executive officer’s “base amount” (and therefore are not subject to the excise tax imposed by Section 4999); provided, however, that a named executive officer is not required to make any such reduction if the reduction necessary to cause such payments and benefits not to equal or exceed three times his “base amount” is more than $100,000.

TOC

Section 409A of the Code
Section 409A of the Code sets forth specific requirements relating to the payment of deferred compensation to employees and other service providers. Deferred compensation payments that do not meet these requirements are generally taxed to the employee or service provider when they vest, and may also be subject to a 20% penalty tax, payable by the employee or service provider. The Company has structured payments under its executive compensation programs in a manner that is intended to meet the requirements of Code Section 409A.

Compensation of Directors
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($	)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	All Other Compensations	Total ($	)
John W. Mabry	155,167	-		103,250	-	-	258,417
Raymond C. Kubacki	78,125	-		-	-	-	78,125
Ralph S. Michael III	75,625	-		-	-	-	75,625
Jason B. Mudrick	-	-		-	-	-	-
Timothy J. Tully	75,000	-		-	-	-	75,000
Arlene M. Yocum	53,750	-		-	-	-	53,750

(1)  Stock Option represents the amortization under FAS 123R awarded in April 23, 2006. Mr. John W. Mabry was appointed as the non-executive Chairman of the Board. In connection with his appointment, the Board granted Mr. Mabry option to purchase (i) 25,000 shares of the Company at an exercise price of $4.25 per share and (ii) 50,000 shares of the Company at an exercise price of $5.25 per share. This stock option vested and become non-forfeitable on December 1, 2006 and shall become exercisable on April 23, 2007, the first anniversary of the date on which it was granted. The stock option shall automatically vest, to the extent not then vested, if his position as interim non-executive Chairman of the Board is terminated other than for just cause. The stock option will become fully exercisable, to the extent not exercisable, upon a "Change of Control" of the Company, as such term is defined in the Company's 2004 Stock Incentive Plan. His stock option, once vested, shall remain exercisable until April 23, 2009, the third anniversary of the date on which it was granted, except that it will be forfeited immediately, whether or not it is vested, if his position as interim non-executive Chairman of the Board is terminated for just cause. The stock option shall otherwise be subject to the terms of the 2004 Stock Incentive Plan and the Company's form of option agreement.

Director Fee Structure

Annual Retainer	$25,000
Annual Retainer-Non Executive Chairman	140,000	(1)
Annual Retainer for Audit Committee Chair	15,000
Annual Retainer for Compensation Committee Chair	5,000
Annual Retainer for Govern/Nomination Committee Chair	5,000
Annual Retainer for Audit Committee Members	5,000
Annual Retainer for Compensation Committee Members	3,500
Annual Retainer for Govern/Nomination Committee Members	3,500
Attendance fee for each meeting	1,000

(1) Amount paid in addition to base retainer

Compensation Committee Report
The compensation committee has reviewed and discussed the CD&A with management and, based on this review and discussion, recommended its inclusion in the annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the common stock by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become our directors as of July 28, 2006, by each beneficial owner of more than 5% of the outstanding shares thereof as of March 16, 2007. As of the date hereof, we had 24,368,836 shares of our common stock outstanding. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

TOC

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock Beneficially Owned
Charles T. May (9)	150,000	*
Timothy M. McGinn (10)	739,618	3.04%
John W. Mabry (4) (8)	98,500	*
Robert B. Heintz (5)	6,333	*
Michael T. Moscinski (6)	9,000	*
Brian E. Shea (5)	8,333	*
Bruce E. Quay (2)	50,000	*
Raymond C. Kubacki (3)	7,000	*
Jason Mudrick (7)	-	*
Ralph S. Michael, III (4)	23,000	*
Timothy J. Tully (4)	46,000	*
Arlene Yocum	5,000	*
All Executive Officers and Directors as a
Group, 11 persons	1,142,784	4.69%

5% Stockholders
Contrarian Capital Management, LLC 411 West Putnam Avenue, Suite 225 Greenwich, CT 06830	3,217,970	13.21%

State Teachers Retirement System of Ohio 275 East Broad Street Columbus, OH 43215	3,000,000	12.31%

Franklin Mutual Advisers LLC 51 John F. Kennedy Parkway Short Hills, NJ 07078	2,619,600	10.75%

Greywolf Capital Management LP 4 Manhattanville Rd. Purchase, NY 10577	2,443,465	10.03%

Mariner Investment Group, Inc. 100 Federal Street, 29th Floor Boston, MA 02110	1,758,255	7.22%
____________________

* represents persons who beneficially own less than 1% of our common stock.

(1)  Other than 5% stockholder the address of each of such individuals is c/o Integrated Alarm Services Group, Inc., One Capital Center, 99 Pine Street, 3rd Floor, Albany, New York, 12207.

(2)   Includes 7,900 shares of common stock owned by his spouse. Includes 25,000 shares issuable upon the exercise of options.

(3)   Includes 5,000 shares of common stock issuable upon the exercise of currently exercisable options.

(4) Includes 13,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(5) Includes 5,333 shares issuable upon the exercise of options out of a total of 8,000 options granted.

(6) Includes 8,000 shares issuable upon the exercise of options out of a total of 12,000 options granted.

TOC

(7)    Jason Mudrick is with the Portfolio Manager of Contrarian Capital Management, LLC which beneficially owns 3,217,970 shares as of December 31, 2006.

(8)    Includes 75,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(9)    Includes 150,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(10)  As of Form 4 filed on June 14, 2006.

Stock Performance Graph

The graph below provides an indicator of cumulative total return on the Company's common stock as compared with the Nasdaq Index and the S&P SmallCap 600 during the period from July 23, 2003 through the end of fiscal 2006. The graph shows the value, at the end of each fiscal quarter, of $100 invested in the Company's common stock or the indices on July 23, 2003 and assumes reinvestment of all dividends. The graph depicts the change in the value of the Company's common stock relative to the noted indices as of the end of each fiscal quarter and not for any interim period. Historical stock price performance is not necessarily indicative of future stock performance.

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

TOC

Item 13.  Certain Relationships and Related Transactions

IASG provides alarm monitoring services to related parties which are owned by former management of the Company who are also stockholders. Revenue earned from these alarm monitoring services was approximately $171,000, $122,000 and $100,000 for the years ended December 31, 2004, 2005 and 2006.

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

Suzanne Sweeney, the daughter of Mr. Few, Sr. (former Vice Chairman and President), is Director of Legal Affairs, and has received aggregate compensation of approximately $130,000, $136,000 and $130,000 for fiscal years 2004, 2005 and 2006, respectively.

Jeffrey Few, the son of Mr. Few, Sr. was Vice President of Sales and has received aggregate compensation of approximately $135,000, $133,000 and $98,000 for fiscal years 2004, 2005 and 2006, respectively. His employment with the Company was terminated during 2006.

Thomas Few, Jr., the son of Mr. Few, is Vice President of Sales and Marketing and has received aggregate compensation of approximately $127,000, $154,000 and $176,000 for fiscal years 2004, 2005 and 2006, respectively.

Robert W. Few, the son of Mr. Few, Sr. is Vice President of Operations—Criticom International Corp. and has received aggregate compensation of approximately $80,000, $96,000, and $96,000 for fiscal years, 2004, 2005 and 2006, respectively.

Kathleen Few, the daughter of Mr. Few, Sr. was National Manager of Dealer Care Centers and has received aggregate compensation of approximately $53,000, $70,000 and $52,000 for fiscal years 2004, 2005 and 2006, respectively. Her employment with the Company was terminated during 2006.

Mary Ann McGinn, the former wife of Mr. McGinn (Chairman of the Board and Chief Executive Officer), was Senior Vice President—Legal Affairs and remained a consultant to our Company through 2005. She has received aggregate compensation of approximately $132,000, $145,000 for fiscal years 2004 and 2005, respectively.

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

Item 14.  Principal Accountant Fees and Services

The Board of Directors appointed PricewaterhouseCoopers LLP as independent auditors to audit the financial statements of the Company for the fiscal year ending December 31, 2006.

Fiscal 2006 was the eighth year that PricewaterhouseCoopers LLP audited the Company's financial statements.

Independent Auditor Fee Information

The information presented below discloses the aggregated fees billed to us for each of the last two fiscal years by PricewaterhouseCoopers LLP.
Audit Fees
Fiscal 2006—$1,976,013. Fiscal 2005—$1,816,405.
This category includes fees for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our Form 10-Q, the audit of our internal control over financial reporting as of December 31, 2006 and 2005, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees
The Company was also billed by PricewaterhouseCoopers LLP $215,582 during 2006 for due diligence services rendered related to the merger more fully disclosed in footnote 13 to the financial statements listed at Item 13 of this Form 10-K.

TOC

Tax Fees
Fiscal 2006—$227,325. Fiscal 2005—$203,120.
This category includes fees for professional services that are rendered for tax compliance, tax advice, and tax planning. The nature of the services comprising the fees disclosed in this category are tax return preparation.

All Other Fees
There were no other fees for products and services that are not disclosed in the other categories of this section.

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
2.2
Stock Purchase Agreement dated as of December 15, 2003 between Integrated Alarm Services Group, Inc. and Lane Industries, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by IASG dated December 22, 2003)

2.3
Purchase Agreement with Wells Fargo Bank, N.A., as trustee for the initial purchasers dated November 16, 2004 (incorporated by reference to Exhibit 2.11 to our annual report on Form 10-K for the year ended December 31, 2004 filed on June 13, 2005)

2.4
Agreement and Plan of Merger among Protection One, Inc., Tara Acquisition Corp. and Integrated Alarm Services Group, Inc. dated as of December 20, 2006 (Incorporated by reference to Exhibit 2.1 on Form 8-K filed by Protection One Inc. on December 21, 2006 (SEC File No. 1-2181))

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
10.4**
Amended and Restated Employment Agreement by and between registrant and Michael T. Moscinski (incorporated by reference to Exhibit of the same number to the Current Report on Form 8-K filed by IASG dated as of November 27, 2006)

10.5**		Employment Agreement by and between the registrant and Brian E. Shea (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by IASG dated as of November 27, 2006)
10.6**		Employment Agreement by and between the registrant and Robert B. Heintz (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by IASG dated as of November 27, 2006)
10.7**		Employment Agreement by and between the registrant and Bruce E. Quay (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by IASG dated as of November 27, 2006)
10.8	(1)	Lease Agreement between the registrant and Pine Street Associates, LLC for the Albany, New York Office space
10.9		Lease Agreement between the registrant and National Electronic Alloys Inc. for the Oakland, New Jersey Office space
10.10		Lease Agreement between the registrant and CRP-2 Holdings Cypress, LLC for the California Monitoring Facility
10.11**
Transitional Service Agreement dated December 20, 2006 between the company and Charles T. May (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by IASG dated as of December 20, 2006)

10.12**
Transitional Service Agreement dated December 29, 2006 between the company and Michael T. Moscinski (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by IASG dated as of December 29, 2006)

10.13 to 10.17		Not Used
10.18	(1)	Installing company Monitoring Receivable Financing Agreement by and between the registrant and M&S Partners
10.19	(1)	Receivable Financing Purchase Agreement between McGinn, Smith Acceptance Corp., Pointe Bank, and King Trust 01
10.20**	(1)	Form of Indemnification Agreement between registrant and member of the Board of Directors
10.21 to 10.22		Not Used
10.23**		2004 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement filed by IASG dated April 29, 2004)
10.24	(3)	Mortgage in favor of LaSalle National Bank Association dated as of November 16, 2004
10.25	(3)	Second Mortgage in favor of Trustee dated as of November 16, 2004

TOC

 Exhibit No.

10.26	(3)
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

TOC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Integrated Alarm Services Group, Inc.:

We have completed integrated audits of Integrated Alarm Services Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Integrated Alarm Services Group, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Integrated Alarm Services Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Albany, New York
March 16, 2007

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2006
	(in thousands, except for share data)
Assets
Current assets:
Cash and cash equivalents	$16,239	$13,664
Current portion of notes receivable	6,108	4,154
Accounts receivable less allowance for doubtful
accounts of $847 in 2005 and $483 in 2006	5,158	5,673
Inventories	1,477	1,378
Prepaid expenses	1,084	1,533
Due from related parties	87	159
Total current assets	30,153	26,561
Property and equipment, net	7,843	8,094
Notes receivable net of current portion and allowance
for doubtful accounts of $246 in 2005 and $302 in 2006	10,085	6,333
Dealer relationships, net	33,000	28,475
Customer contracts, net	80,532	70,003
Deferred customer acquisition costs, net	7,874	8,314
Goodwill	94,919	26,233
Debt issuance costs, net	4,596	3,630
Assets of business transferred	-	7,687
Other identifiable intangibles, net	2,790	2,154
Restricted cash	758	1,063
Other assets	524	169
Total assets	$273,074	$188,716

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$350	$321
Accounts payable	2,306	1,190
Accrued expenses	9,256	9,223
Current portion of deferred revenue	7,693	6,399
Current portion of deferred revenue - bundled arrangments	1,031	1,200
Other liabilities	390	593
Due to related parties	61	110
Total current liabilities	21,087	19,036

Long-term debt	125,000	125,000
Capital lease obligations, net of current portion	461	515
Deferred revenue, net of current portion	84	37
Deferred revenue - bundled arrangments, net of current portion	4,746	5,312
Liabilities of business transferred	-	1,043
Advance payment	-	762
Deferred income taxes	1,582	426
Total liabilities	152,960	152,131

Commitments and Contingencies (note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, authorized
3,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value, authorized
100,000,000 shares, 24,681,462 shares issued	25	25
Paid-in capital	207,162	207,548
Accumulated deficit	(86,073)	(169,988)
Treasury stock - common, at cost, 312,626 shares
in 2005 and 2006	(1,000)	(1,000)
Total stockholders' equity	120,114	36,585
Total liabilities and stockholders' equity	$273,074	$188,716

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2005	2006
	(in thousands, except share and per share data)
Revenue:
Monitoring fees	$24,103	$31,441	$31,854
Revenue from customer accounts	50,759	56,843	52,096
Related party monitoring fees	171	122	100
Service, installation and other revenue	5,336	10,828	10,314
Total revenue	80,369	99,234	94,364

Expenses:
Cost of revenue (excluding depreciation
and amortization)	32,748	43,381	38,165
Selling and marketing	4,357	4,977	5,298
Depreciation and amortization	23,013	28,572	27,166
(Gain) loss on sale or disposal of assets	(184)	1,032	(124)
Loss on business transferred	-	-	1,013
General and administrative	22,562	29,790	29,975
Impairment of goodwill	-	-	65,000
Total expenses	82,496	107,752	166,493

Income (loss) from operations	(2,127)	(8,518)	(72,129)
Other income (expense):
Other expense, net	11	-	-
Amortization of debt issuance costs	(1,750)	(1,080)	(973)
Interest expense	(8,886)	(17,009)	(16,244)
Interest income	1,453	4,838	4,418
Income (loss) before income taxes	(11,299)	(21,769)	(84,928)
Income tax expense (benefit)	418	563	(1,013)
Net income (loss)	$(11,717)	$(22,332)	$(83,915)
Basic and diluted income (loss) per share	$(0.47)	$(0.91)	$(3.44)
Weighted average number of common shares outstanding	24,667,960	24,662,198	24,368,836

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Common Stock	Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Equity
	(in thousands, except for share data)

Balance, December 31, 2003	24,607,731	$25	$315	$205,087	$(52,024)	-	$-	$153,403
Net income (loss)	-	-	-	-	(11,717)	-	-	(11,717)
Issuance of contingent shares for Criticom
purchase	34,091	-	(315)	315	-	-	-	-
Conversion of debt to stock	39,640	-	-	275	-	-	-	275
Issuance of stock options to consultant	-	-	-	13	-	-	-	13
Imputed interest expense associated with
conversion feature of debt	-	-	-	876	-		-	876
Balance, December 31, 2004	24,681,462	25	-	206,566	(63,741)	-	-	142,850
Net income (loss)	-	-	-	-	(22,332)	-	-	(22,332)
Issuance of shareholder options	-	-	-	27	-	-	-	27
Puchase of treasury stock	-	-	-	-	-	312,626	(1,000)	(1,000)
Imputed interest expense associated with
conversion feature of debt	-	-	-	569	-	-	-	569
Balance, December 31, 2005	24,681,462	25	-	207,162	(86,073)	312,626	(1,000)	120,114
Net income (loss)	-	-	-	-	(83,915)			(83,915)
Stock-based compensation	-	-	-	386				386
Balance, December 31, 2006	24,681,462	$25	$-	$207,548	$(169,988)	312,626	$(1,000)	$36,585

The accompanying notes are an integral part of the consolidated financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2005	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(11,717)	$(22,332)	$(83,915)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	23,013	28,572	27,166
Amortization of deferred customer acquisition costs , net	197	589	784
Amortization of debt issuance costs	1,750	1,080	973
Interest expense - non-cash, notes	876	569	-
Stock options issued to consultant	13	-	-
Stock-based compensation	-	-	386
Provision for bad debts	1,390	1,191	393
Deferred income taxes	353	470	(1,156)
Earned discount on notes receivable	(151)	(1,350)	(924)
Loss on business transferred	-	-	1,013
(Gain) loss on sale of customer contracts and accounts receivable	-	132	(50)
(Gain) loss on sale or disposal of assets	(135)	900	(68)
Gain on settlement of notes receivable	(49)	-	-
Goodwill impairment	-	-	65,000
Changes in assets and liabilities, net of effects of
acquisitions and non-cash transactions:
Accounts receivable	(1,158)	171	(899)
Inventories	(57)	(243)	49
Prepaid expenses	465	44	(449)
Other assets	(193)	(254)	211
Deferred customer acquistion costs	(6,351)	(3,631)	(2,767)
Due from/to related parties	12	41	(23)
Accounts payable and accrued expenses	2,252	1,098	(804)
Deferred revenue	(1,006)	(1,404)	(1,024)
Deferred revenue-bundled arrangements	4,997	2,226	2,268
Other liabilities	(352)	230	203
Net cash provided by operating activities	14,149	8,099	6,367
Cash flows from investing activities:
Purchase of property and equipment	(3,150)	(2,873)	(2,704)
Proceeds from sale of property and equipment	177	57	84
Purchase of customer contracts and dealer relationships	(14,713)	(13,635)	(13,303)
Proceeds from sale of customer contracts and accounts receivable	4,596	473	370
Financing of dealer loans	(4,670)	(6,016)	(6,996)
Repayment of dealer loans	5,559	29,580	13,889
Decrease (increase) in restricted cash	343	(1)	(305)
Proceeds from net assets of business transferred	-	-	385
Reimbursement of attrition guarantee withhold related to PSI acquisition	-	(1,427)	-
Business acquisitions, net of cash acquired	(64,908)	(22,506)	(33)
Net cash used in investing activities	(76,766)	(16,348)	(8,613)
Cash flows from financing activities:
Proceeds of borrowing on line of credit	-	3,000	-
Proceeds of long-term debt	125,000	-	-
Proceeds of borrowing from related party	-	2,500	-
Repayment of borrowing on line of credit	-	(3,000)	-
Repayment of long-term debt	(60,242)	(5,225)	-
Repayment of borrowing from related party	-	(2,500)	-
Payments of obligations under capital leases	(718)	(488)	(329)
Debt issuance costs	(5,304)	(354)	-
Purchase of treasury stock	-	(1,000)	-
Net cash provided by (used in) financing activities	58,736	(7,067)	(329)

Net increase (decrease) in cash and cash equivalents for the year	(3,881)	(15,316)	(2,575)
Cash and cash equivalents at beginning of year	35,436	31,555	16,239
Cash and cash equivalents at end of year	$31,555	$16,239	$13,664

Supplemental disclosure of cash flow information:
Interest paid	$5,486	$15,991	$16,492
Income taxes paid	$417	$12	$145

Supplemental disclosure of non-cash items:
Net assets of business transferred	$-	$-	$6,267
Debt converted to common stock	$275	$-	$-
Notes receivable converted to customer contracts	$2,441	$3,511	$725
Equipment financed under capital lease obligations	$868	$264	$519

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

Revenue recognition
IASI provides monitoring services to customers under contracts (including contracts acquired from dealers, other third parties or in business acquisitions or under foreclosure) with typical initial terms ranging from one to five years in duration. Such contracts are cancelable with a typical notice sixty days prior to the contract expiration date and contain no upfront fees or set up service. Most contracts automatically renew for a stated term if no customer action is taken. Revenue from customer contracts is recognized as services are provided over the related monitoring contract period when a written contract is in place and collection is probable. Services may be billed in advance on a monthly, quarterly or annual basis and amounts billed but not earned are recorded as deferred revenues. Revenues deferred are recognized on a straight line basis over the term of the service agreement as the alarm monitoring services are provided.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

The Company provides monitoring and billing services for a monthly fee for the subscribers of independent alarm dealers. The majority of the contracts are annual and contain no upfront fees or setup service. Monitoring and billing revenue is recognized as the monitoring and billing services are provided. Deferred revenue represents amounts billed and or collected in advance of services being provided. Revenues deferred are recognized over the term of the service agreement as the alarm monitoring and billing services are provided. Certain owned customer contacts are being monitored by third party monitoring service providers. The Company recognizes revenue from these contracts as the monitoring service is being provided.

Revenue from sales of installed equipment without monitoring is recognized upon the completed installation of the equipment.

The Company sells bundled arrangements to its commercial and residential customers which consist of equipment, installation services and ongoing monitoring service generally under three to five year contracted terms. These bundled arrangements generally require an upfront payment and recurring monthly revenue (RMR) payments over the term of the contract. Amounts assigned to each component are based on the component’s objectively determined fair value. If fair value can not be determined for a sale involving multiple elements, upfront non-refundable deposits are deferred and recognized over the expected life of the customer relationship. The RMR is recognized monthly over the term of the contract.

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

Notes receivable
IASI which was acquired on January 31, 2003, makes loans to dealers, which are collateralized by the dealers’ portfolio of customer monitoring contracts. Loans to dealers are carried at the lower of the principal amount outstanding or the net realizable value of the portfolio underlying the loan. Loans are generally considered nonperforming if they are 120 days in arrears of contractual terms. Interest income stops accruing on non-performing loans. Management periodically evaluates the loan portfolio to assess the collectibility of dealer notes and adequacy of the allowance for loan losses. Management reviews certain criteria in assessing the adequacy of the allowance for loan losses including IASI’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. Loan impairment is identified when a portfolio’s cash flow is materially below the minimum necessary to service the loan. In most cases, loans will be foreclosed and valued at the lower of cost (loan carrying value) or fair value of customer contracts using recent transaction prices and industry benchmarks. When a dealer becomes delinquent, the Company generally forecloses on and takes ownership of the portfolio of customer monitoring contracts resulting in an increase in customer contracts and a decrease in notes receivable.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

The Company’s notes receivable consisted of the following at December 31:

	2005	2006
	(in thousands)

Performing loans	$17,693	$11,024
Non-performing loans	1,664	1,243
Total Loans	19,357	12,267

Less: Reserves	(246)	(302)
Purchase Discount	(2,918)	(1,478)
Net loans	$16,193	$10,487

At December 31, 2005 and 2006, we had non-performing loans aggregating approximately $1,664,000 and $1,243,000, respectively. During the year ended December 31, 2005, the Company negotiated the purchase of certain contracts from dealers resulting in a conversion of approximately $3,511,000 of notes to customer contracts. Additionally during 2005, a dealer repaid a note of approximately $17,890,000 prior to its maturity date. The collateral supported the carrying value and therefore no impairment charge was recorded. Currently the cash flows from the underlying collateral support the carrying value of the loans. However, if the cash flow from the underlying collateral deteriorates, it may result in a future charge to earnings.

As part of the acquisitions of Financial Security Services, Inc. (“FSS”) in 2005, the Company agreed to assume FSS’s obligations to provide open lines of credit to Dealers, subject to the terms of the agreements with the Dealers. At December 31, 2005 and 2006, amounts available to Dealers under these lines of credit were $6.2 million and $5.0 million, respectively. The Company intends to fund these commitments with available funds and available capacity under the $30.0 million LaSalle Credit Facility.

The purchase discount resulted from the acquisitions of Financial Security Services (Note 11). Purchase discount on acquired notes that are prepaid within the first year of acquisition is offset to goodwill

Allowance for doubtful accounts—Notes Receivable
Changes in the allowance for doubtful accounts were as follows:

	2004	2005	2006
	(in thousands)

January 1,	$131	$246	$246
Provisions	115	-	56
December 31,	$246	$246	$302

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

Contractual maturities of notes receivable as of December 31, 2006 are as follows:

(in thousands)
2007	$4,154
2008	3,205
2009	2,238
2010	1,613
2011	232
2012 and thereafter	825
$12,267

At December 31, 2006 notes receivable from dealers was collateralized by customer monitoring contracts with recurring monthly revenue of approximately $818,000. Interest income on notes receivable was approximately $682,000, $2,897,000 and $2,828,000 for the years ended December 31, 2004, 2005 and 2006, respectively, and is included in interest income in the statement of operations. Also included in interest income in 2004, 2005 and 2006 were approximately $151,000, $1,350,000 and $924,000, respectively, which represented the amortization of the discount on notes receivable.

Deferred revenue-notes receivable
Deferred revenue on notes receivable represents amounts paid by the dealers for services the Company will render in the future. In connection with the loans to dealers, the Company withholds a portion of the amount loaned to cover services for the remaining term of the contract. The deferred fees are recognized as revenues as the billing and collection services are provided to the dealers. Amounts withheld are nonrefundable. Amounts recognized as revenue in 2004, 2005 and 2006 were approximately $108,000, $92,000 and $101,000 respectively.

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

Changes in the allowance for doubtful accounts were as follows:

(in thousands)

January 1, 2004	$750
Provisions	1,275
Write-offs	(2,070)
Recoveries	1,031

December 31, 2004	986
Provisions	1,191
Write-offs	(2,916)
Recoveries	1,586

December 31, 2005	847
Provisions	337
Write-offs	(1,148)
Recoveries	447
December 31, 2006	$483

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

Changes in the allowance for obsolescence for inventories were as follows:
(in thousands)

Balance at January 1, 2004	$-
Reserve recorded	401
Balance at December 31, 2004	401
Write-offs	(260)
Reserve recorded	5
Balance at December 31, 2005	146
Write-offs	(20)
Balance at December 31, 2006	$126

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

Goodwill
The Company accounts for its goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test in the third quarter of each year and previously has not been required to record an impairment charge. During the second quarter of 2004 and continuing through the third quarter of 2006, the common stock of the Company traded below its book value. During the third quarter of 2006, the Company’s Residential and Commercial segments continued to incur operating losses and failed to achieve their respective nine months operating plan. As a result, the Company revised its future operating forecasts and determined that goodwill was impaired at September 30, 2006. A non-cash goodwill impairment charge of $65,000,000 has been recorded in the third quarter of 2006. The impairment reduces the goodwill associated with the Residential segment by $47,430,000 and the Commercial segment by $17,570,000. Our goodwill balance at December 31, 2006 is approximately $26,233,000.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

Accrued Expenses
Accrued expenses consist of the following:
	December 31,
	2005	2006
	(in thousands)

Compensation & employee benefits	$2,082	$1,854
Interest	2,326	2,078
Litigation reserves	685	188
Facility closures	697	401
Vendor accruals and sales tax	1,597	2,853
Other	1,869	1,849
	$9,256	$9,223

In 2005, the Company closed three dealer care centers, along with a monitoring center in order to streamline operations. These costs are accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), whereby the liability is recognized when the exit costs are incurred. During 2005 and 2006, the Company recorded charges relating to the location closures in the amount of approximately $1,312,000 and ($8,000), respectively. The equipment of the locations that were closed were either transferred to other locations or adjusted to the estimated net realizable value, resulting in a non-cash write-down of approximately $373,000 charged to loss on sale or disposal of assets during 2005. Lease commitments, severance and benefits of approximately $860,000 were charged to cost of revenue during 2005. The remaining severance costs of approximately $79,000 were charged to general and administrative expense in 2005. Lease commitments represent the present value of the remaining lease obligation, net of any estimated sublease rentals in accordance with FAS 146.

The following table provides additional details regarding the costs:

	Write-down of Equipment	Severance and Benefits	Lease Commitments	Total
	(in thousands)

Reserve for closing and related costs	$373	$283	$656	$1,312
Write-down of equipment	(373)	-	-	(373)
Payments	-	(186)	(56)	(242)
Balance at December 31, 2005	-	97	600	697
Payments	-	(97)	(191)	(288)
Adjustment to reserve	-	-	(8)	(8)
Balance at December 31, 2006	$-	$-	$401	$401

Stock based compensation
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

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Summary of Significant Accounting Policies (cont.)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised), Share-Based Payment (“FAS 123R”), an amendment of FAS No. 123, Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The standard also provides for different transition methods for past award grants, including the retrospective adjustment of prior period results. We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the effective date of January 1, 2006 and are recognizing the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not retrospectively adjust the results of prior periods. Prior to the effective date of FAS 123R, we provided the pro-forma disclosures for past award grants as required under FAS 123. As such, we have recognized expense for unvested options during 2006 of approximately $386,000.

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

The fair value of each option plan option grant was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2004	2005	2006
Risk-free interest rate	4.58%	4.07%	4.56%
Volatility	29%	63%	63%
Expected term (in years)	10	5	3
Dividend yield	0%	0%	0%

Income taxes
For federal and state income tax purposes, IASG became a C corporation effective January 31, 2003 which results in recording current and deferred income taxes from its earnings and losses and recognizing the tax consequences of "temporary differences" between financial statement and tax basis of existing assets and liabilities.

Advertising costs
The Company's policy is to expense advertising costs in the period in which the expense is incurred. Advertising expense was approximately $167,000, $437,000 and $245,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

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

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (cont.)

Risks and uncertainties
The Company operates in one industry and three segments. A principal element of the Company's business strategy is to acquire wholesale security system alarm monitoring businesses and related security alarm monitoring contracts or businesses. Acquisitions of monitoring call centers involve a number of special risks, including the possibility of unanticipated problems not discovered prior to the acquisition, account attrition (i.e. cancellation) and the diversion of management's attention from other business activities in order to focus on the assimilation of such acquisitions.

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

Recent accounting pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company will be required to apply the guidance contained in FAS No. 159 beginning with financial statements for the year ended December 31, 2008 and has not yet determined the effect that adoption will have on the financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company was required to apply the guidance contained in SAB 108 beginning with financial statements for the year ending December 31, 2006. The Company adopted SAB 108 during fiscal 2006 and it did not have any effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company will be required to apply the guidance contained in FAS No. 157 beginning with financial statements for the year ended December 31, 2008 and has not yet determined the effect that adoption will have on the financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax provisions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006 and the Company will adopt the new requirements in the first quarter of 2007. The Company is currently assessing the impact of FIN 48 but does not expect that the adoption of the standard will have any significant or material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140 (“FAS No. 156”). This Standard amends FASB Statement No. 140, Accounting for Transfers and Servicing Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Standard requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is a related sale of financial assets, certain transfers, or assumption of an obligation to service a financial asset that does not relate to the financial assets of the servicer. We adopted this Statement on January 1, 2007 and it did not have any effect on our financial statements.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Summary of Significant Accounting Policies (cont.)

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB statements No. 133 and 140 (“FAS No. 155”). This Standard resolves and clarifies the accounting and reporting for certain financial instruments including, hybrid financial instruments with embedded derivatives, interest-only strips, and securitized financial instruments. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt this Standard on January 1, 2007 and has not determined the effect that adopting FAS No. 155 will have on the financial statements.

3.  Property and Equipment

 Property and equipment consist of the following at:

	December 31,
	2005	2006
	(in thousands)

Furniture, leaseholds and equipment	$9,830	$11,450
Vehicles	1,836	1,589
Building and building improvements	529	529
Computer software	2,011	2,960
Land	124	124
	14,330	16,652
Less accumulated depreciation and amortization	(6,487)	(8,558)
	$7,843	$8,094

Depreciation expense was approximately $2,768,000, $2,634,000 and $2,733,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Unamortized computer software costs totaled approximately, $1,344,000 and $1,806,000 respectively, at December 31, 2005 and 2006. Amortization expense related to computer software was approximately $348,000, $539,000 and $493,000 for the years ended December 31, 2004, 2005 and 2006, respectively. The cost basis of equipment under capital leases approximated $2,257,000 and $2,068,000 at December 31, 2005 and 2006, respectively. Accumulated amortization for equipment under capital lease approximated $1,400,000 and $1,104,000 at December 31, 2005 and 2006, respectively.

4.  Debt Issuance Costs

Debt issuance costs consist of the following at:

	December 31,
	2005	2006
	(in thousands)

Debt issuance costs	$6,161	$6,161
Accumulated amortization	(1,565)	(2,531)
	$4,596	$3,630

Amortization expense of debt issuance costs for the years ended December 31, 2004, 2005 and 2006 was approximately $1,750,000, $1,080,000 and $973,000 respectively. Included in amortization expense for the year ended December 31, 2004 is approximately $674,000 of debt issuance costs charged to earnings due to the prepayment of certain debt from the proceeds of the issuance of $125,000,000 million of senior secured notes in November 2004.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Goodwill and Intangibles

During the years ended December 31, 2005 and 2006, goodwill balance change by approximately $3,484,000 and ($68,686,000) respectively (see Note 11) as a result of the following:
(in thousands)

Balance at January 1, 2005	$91,435
Acquisition of FSS	4,015
Unamortized discount recapture on early repayment of notes receivable	(1,541)
AHS contingent consideration	482
Lane purchase accounting adjustments	(115)
Other acquisitions adjustments and costs	643
Balance at December 31, 2005	$94,919
Purchase price reallocation - prepaid loans	(282)
Purchase price adjustment	(807)
Goodwill of business transferred (Note 12)	(2,659)
Impairment charge	(65,000)
Direct acquisition costs	62
Balance at December 31, 2006	$26,233

The amount of goodwill that is expected to be deductible for income tax purposes is approximately $22,200,000.

Customer contracts consists of the following:

	Existing Portfolio	Dealer Acquired	Contracts assumed from Dealers	Total
	(in thousands)

Customer contracts January 1, 2005	$75,385	$26,401	$8,059	$109,845
Purchases 2005	14,706	3,636	-	18,342
Sales and reclassifications 2005	(1,307)	-	-	(1,307)
Customer contracts December 31, 2005	88,784	30,037	8,059	126,880
Purchases 2006	7,843	6,185	16	14,044
Sales and reclassifications 2006	(8,601)	(164)	-	(8,765)
Customer contracts December 31, 2006	88,026	36,058	8,075	132,159

Accumulated amortization January 1, 2005	12,982	7,620	4,074	24,676
Amortization 2005	15,785	4,261	1,736	21,782
Sales and reclassifications 2005	(110)	-	-	(110)
Accumulated amortization December 31, 2005	28,657	11,881	5,810	46,348
Amortization 2006	13,662	4,603	1,112	19,377
Sales and reclassifications 2006	(3,528)	(41)	-	(3,569)
Accumulated amortization December 31, 2006	38,791	16,443	6,922	62,156

Customer contracts, net December 31, 2005	$60,127	$18,156	$2,249	$80,532

Customer contracts, net December 31, 2006	$49,235	$19,615	$1,153	$70,003

Customer contract amortization expenses (including attrition and net of use of dealer holdbacks) for the years ended December 31, 2004, 2005 and 2006 were approximately $15,805,000, $20,675,000 and $19,272,000 respectively. Customer contracts with a cost of approximately $8,438,000 and accumulated amortization of $3,569,000 were sold during 2006 as a result of the sale of alarm contracts in Colorado, Idaho and Utah. This disposal of assets is more fully described in footnote 12.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Goodwill and Intangibles (cont.)

Dealer relationships consist of the following:

(in thousands)

Dealer Relationship at January 1, 2005	$55,390
2005 Additions	3,139
Dealer Relationship at December 31, 2005	58,529
2006 Additions	-
Dealer Relationship at December 31, 2006	$58,529

Accumulated amortization at January 1, 2005	$20,860
2005 Amortization	4,669
Accumulated amortization at December 31, 2005	25,529
2006 Amortization	4,525
Accumulated amortization at December 31, 2006	$30,054

Dealer Relationship, net at December 31, 2005	$33,000

Dealer Relationship, net at December 31, 2006	$28,475

The 2005 dealer relationship addition is primarily due to the FSS acquisition (Note 11).

Dealer relationship amortization expense was approximately $4,016,000, $4,669,000 and $4,525,000 for 2004, 2005 and 2006, respectively.

Other identifiable intangibles consist of the following:

	December 31,
	2005	2006
	(in thousands)

Trade name	$1,757	$1,757
Partnering relationships	874	874
Non-compete agreements	1,209	1,209
Accumulated amortization	(1,050)	(1,686)
	$2,790	$2,154

Other identifiable intangible asset amortization expense was approximately $423,000, $594,000 and $636,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Estimated amortization expense of customer contracts, dealer relationships, other identifiable intangible assets and deferred customer acquisition costs for the years ending December 31, 2007 through 2011 is as follows:

Year	Customer Contracts	Dealer Relationships	Other Identifiable Intangible Assets	Deferred Installation Costs	Total
	(in thousands)

2007	$8,844	$4,060	$615	$1,977	$15,496
2008	7,662	3,802	599	1,684	13,747
2009	6,883	3,542	554	1,328	12,307
2010	5,956	3,277	119	924	10,276
2011	4,870	2,988	89	715	8,662

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Goodwill and Intangibles (cont.)
Customer contract amortization for existing portfolios acquired subsequent to January 31, 2003 is calculated using an 18 year straight-line rate. No attrition has been recognized in the customer contract amortization projected for future years. The actual amortization expense in future periods will be higher due to the impact of attrition. Amortization expense related to attrition in 2004, 2005 and 2006 approximated $7,527,000, $10,615,000 and $9,528,000, respectively. The net unamortized cost of portfolios subject to variable amortization based upon attrition was approximately $55,919,000 and $46,391,000 as of December 31, 2005 and 2006.

6.  Long-Term Debt
Long-term debt consists of the following at:

	December 31,
	2005	2006
	(in thousands)

$125,000,000 senior secured notes payable to investors maturing on November 15, 2011. Interest payments are made on May 15 and November 15 of each year, beginning on May 15, 2005. Fixed interest rate of 12%. The Notes and related guarantees are collateralized by a second priority lien on substantially all of our tangible and intangible property. The interest rate on the Notes has been increased by .25% per year for every 90 day period up to the maximum of 1.00% as the Notes are not registered with the SEC and as of December 31, 2006, the Notes have an interest rate of the maximum of 13%. When the Notes are registered with the SEC, the interest rate will revert back to the original rate of 12%. If reported retail attrition exceeds 18% for three succeeding quarters, the Note covenants require the Company to offer to purchase 10% of the Notes at par value.
	$125,000	$125,000
Less: current portion of long-term debt	-	-
	$125,000	$125,000

In September 2002, one of the Company’s subsidiaries borrowed $5,500,000 from investors in a private offering. The promissory notes were convertible into IASG's common stock at seventy-five percent of the initial public offering price. During 2004, $275,000 of principal was converted into 39,640 shares of common stock. There were no conversions into shares of common stock during 2005. As a result of the initial public offering, the benefit of the conversion to the note holders was approximately $1,833,000, which was charged to earnings as interest expense, over the remaining life of the debt (twenty-six months at time of IPO). The expense (including changes for conversions) for the years ended December 31, 2004, 2005 and 2006 were approximately $876,000, $569,000 and $0, respectively. Upon conversion, any remaining unamortized benefit was charged to earnings. The notes matured during 2005.

On November 16, 2004, the Company entered into a $30.0 million senior secured credit facility with LaSalle Bank N.A. The facility will bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.5%. The facility is collateralized by a first priority perfected security interest in substantially all of our tangible and intangible property. Covenants include a minimum fixed charge coverage ratio of 2.0 times and a maximum senior secured debt to eligible recurring monthly revenue of 10.0 times. The Company did not have any outstanding balances owed under this facility as of December 31, 2006. At December 31, 2005, the Company was not in compliance with certain administrative covenants of the LaSalle Credit Facility. On March 14, 2006, LaSalle permanently waived the administrative covenants which the Company was not in compliance with through March 13, 2006, at which time the $30 million became available to the Company.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stockholders’ Equity

On August 16, 2005, 140,000 shares of Shareholder Options were issued at $9.25. The options are non-forfeitable and are exercisable as follows: (i) 30% will be immediately exercisable on the first anniversary of the issuance; (ii) 30% will be immediately exercisable on the second anniversary of the issuance; (iii) 40% will become immediately exercisable on the third anniversary of the issuance. These additional options were issued in connection with the terms of the American Home Securities, Inc (“AHS”) purchase agreement. The fair value of these shareholder options was approximately $27,000, as determined under the Black-Scholes option valuation model, has been charged to goodwill with a corresponding credit to paid-in capital.

During 2005, the Company’s Board of Directors approved an initial plan to repurchase up to $2.5 million of the Company’s common stock, the maximum permitted under the Senior Secured Note covenants. By December 31, 2005, the Company had purchased 312,626 shares of treasury stock at an aggregate cost of approximately $1.0 million. The repurchase plan was discontinued by the Board of Directors in 2006.

On April 16, 2006, an additional 225,000 shares of Shareholder Options were issued, 150,000 of which were issued at $5.25 and 75,000 at $4.25. The options are non-forfeitable and are exercisable as follows: (i) 150,000 shares were immediately exercisable on November 1, 2006; (ii) remaining 75,000 were immediately exercisable on December 1, 2006. These additional options were issued in connection with the change of senior management that occurred during the second quarter of 2006.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised), Share-Based Payment (“FAS 123R”), an amendment of FAS No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. FAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 2.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stockholders’ Equity (cont.)

The following table reflects the pro forma information of the Company for the years ended December 31, 2004 and 2005 as if the compensation cost had been determined in accordance with the fair value-based method prescribed by FAS 123.

	Year ended December 31,
	2004	2005
	(in thousands, except per share data)

Net loss, as reported	$(11,717)	$(22,332)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects.	(194)	(174)
Pro forma net loss	$(11,911)	$(22,506)
Net loss per share, as reported - basic and diluted	$(0.47)	$(0.91)
Pro forma net loss per share - basic and diluted	$(0.48)	$(0.91)

There were no options exercised during 2006.

The options disclosed in the table above had no aggregate intrinsic value associated with them at December 31, 2006. Total stock option compensation expense for the year ended December 31, 2006 was approximately $386,000. At December 31, 2006, unrecognized costs related to stock options totaled approximately $14,000 and are expected to be recognized over a weighted average period of .41 years.

Company stock options outstanding become exercisable as follows:

Period Ending	Option Plan Option Shares	Weighted Average Exercise Price	Shareholder Option Shares	Weighted Average Exercise Price

Currently exercisable	392,396	$5.63	1,942,000	$9.25
December 31, 2007	26,104	5.68	42,000	9.25
December 31, 2008	-	-	56,000	9.25
	418,500	5.63	2,040,000	9.25

Options exercisable at December 31, 2005 and 2006 were 1,275,500 and 2,334,396 respectively.

Changes in options outstanding are as follows:

	Options	Weighted Average Exercise Price
Options outstanding at January 1, 2004	1,948,000	$9.25
Options issued during 2004	150,000	5.75
Options forfeited during 2004	(11,834)	5.75

Options outstanding at December 31, 2004	2,086,166	9.01
Options issued during 2005	182,500	8.27
Options forfeited during 2005	(10,250)	5.75

Options outstanding at December 31, 2005	2,258,416	8.97
Options issued during 2006	225,000	4.92
Options forfeited during 2006	(24,916)	5.70

Options outstanding at December 31, 2006	2,458,500	8.64

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stockholders’ Equity (cont.)

The weighted average estimated fair value of option plan option shares granted during the years ended December 31, 2004, 2005 and 2006 was $2.89, $2.32 and $1.77 per share, respectively.

For various price ranges, weighted average characteristics of outstanding stock options a December 31, 2006 were as follows:

			Options Outstanding			Options Exercisable
Range of			Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices			at 12/31/06	Contractual Life	Exercise Price	at 12/31/06	Exercise Price
$3.75	-	5.58	252,500	9.20	$4.90	251,666	$4.90
5.59	-	7.42	118,000	7.47	5.75	92,730	5.75
7.43	-	9.25	2,088,000	6.69	9.25	1,990,000	9.25
			2,458,500	6.99	8.64	2,334,396	8.64

8. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	For the Years Ended December 31,
	2004	2005	2006
	(in thousands)

Current expense
Federal	$-	$-	$-
State	65	243	143
Total current expense	65	243	143
Deferred tax expense	353	320	(1,156)
Income tax expense	$418	$563	$(1,013)

The significant components of deferred income tax (benefit) expense are as follows:

	For the Years Ended December 31,
	2004	2005	2006
	(in thousands)

Deferred tax (benefit) expense	$(4,299)	$(5,127)	$(8,556)
Net operating loss carryforward	56	(3,257)	(5,172)
Valuation allowance	4,596	8,704	12,572
Deferred income tax expense	$353	$320	$(1,156)

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

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Income Taxes (cont.)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2006 are as follows:

	December 31,
	2005	2006
	(in thousands)
Current deferred tax assets (liabilities):
Allowance for bad debts	$616	$234
Accrued expenses and reserves	981	897
Current deferred tax assets	1,597	1,131
Valuation allowance	(1,597)	(1,131)
Net current deferred tax assets	-	-
Long term deferred tax assets (liabilities):
Charitable contributions carryforward	8	9
Customer contracts	32,676	35,678
Non-compete agreements	(52)	146
Dealer relationships	(4,726)	(3,454)
Depreciation	(229)	(617)
Net operating loss carryforward	10,302	15,474
Other intangibles- tax goodwill	(200)	4,737
Net long term deferred tax assets	37,779	51,973
Valuation allowance	(39,361)	(52,399)
Net deferred tax assets (liabilities)	$(1,582)	$(426)

The deferred tax liability of approximately $1,582,000 and $426,000 as of December 31, 2005 and 2006, respectively, represents the state deferred tax liability of IASG which cannot be offset by the state deferred tax asset of its subsidiaries due to the companies being subject to state taxes in different state tax jurisdictions and for 2005 only, deferred tax liabilities relating to tax goodwill basis differences associated with acquisitions.

The details of the deferred tax valuation allowance are as follows:

(in thousands)

Balance at January 1, 2004	$29,392
Valuation allowance established as a result of operations	4,596
Balance at December 31, 2004	33,988
Valuation allowance established as a result of operations	8,704
Reduction to allowance relating to acquisition deferred tax liabilities	(1,734)
Balance at December 31, 2005	40,958
Valuation allowance established as a result of operations	12,572
Balance at December 31, 2006	$53,530

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Income Taxes (cont.)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 34% as follows:

	December 31,
	2004	2005		2006

Pretax (loss) at statutory tax rate	(34.00)%	(34.00)%		(34.00)%
Effect of state taxes, net of federal benefit	0.38%	0.74%		0.11%
Effect of net deferred state taxes, net of federal benefit	(0.34)%	(2.92)%	)	(1.33)%
Valuation allowance	40.67%	39.98%		14.80%
Goodwill impairment	- %	- %		19.56%
Effect of changes in state tax rates and tax return true-up	(11.33)%	(2.98)%		- %
Effect of permanent differences	8.26%	1.90%		0.05%
Other, net	0.06%	(0.13)%		(0.38)%
Provision for income tax	3.70%	2.59%		(1.19)%

The goodwill impairment charge was allocated between non-deductible goodwill and the goodwill that is eligible for amortization for tax purposes over a fifteen year period and included in the detail of temporary differences. An amount of $16,200,000 was allocated to goodwill eligible for tax deductible amortization and the remaining amount of $48,800,000 was allocated to goodwill for which there is no tax deductible basis that gives rise to the above permanent difference.

December 31, 2006, the Company has approximately $50,852,000 of net operating loss carryforwards, which begin to expire in 2020. As the result of ownership changes caused by the IPO and related to the acquisition of Lane, approximately $23,565,000 of these net operating losses are subject to Internal Revenue Code (“IRC”) Section 382 limitations, which significantly limits the Company’s ability to utilize these net operating losses on an annual basis. As a result of IRC Section 382 limitations approximately $9,268,000 of the net operating loss can not be utilized.   Approximately $28,872,000 of these net operating losses are currently available and approximately $12,712,000 of the carryforwards, subject to certain limitations, will become available in future years.  Additionally, as a result of the acquisition of Lane, the Company acquired customer contracts that have a tax basis that is approximately $28,539,000 in excess of book basis. A portion of this excess tax basis is considered to be a built-in loss pursuant to IRC Section 382 and is also subject to an IRC Section 382 limitation, which significantly limits the Company’s ability to utilize the tax amortization deduction from these contracts on an annual basis. The Company reduced the gross carrying value of its deferred tax assets to reflect the amount that will not be utilized due to section 382 in the amount of approximately $4,009,000 and $3,427,000 in 2005 and 2006, respectively.

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

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Loss Per Common Share

Loss per common share is as follows:

	December 31,
	2004	2005	2006
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(11,717)	$(22,332)	$(83,915)
Denominator:
Weighted average shares outstanding	24,667,960	24,662,198	24,368,836
Basic and diluted income (loss) per share	$(0.47)	$(0.91)	$(3.44)

The shares represented by options and convertible promissory notes below have not been included as common stock equivalents, as they would be anti-dilutive.

	As of December 31,
	2004	Weighted Average Option Price	2005	Weighted Average Option Price	2006	Weighted Average Option Price
Stock options and convertible promissory notes outstanding are as follows:

Convertible promissory notes	753,153	$6.94	-	$-	-	$-
Stock option plans	186,166	6.65	218,416	6.37	418,500	5.63
Shareholder options	1,900,000	9.25	2,040,000	9.25	2,040,000	9.25
Total	2,839,319		2,258,416		2,458,500

10.  Commitments and Contingencies

Leases
The Company is obligated under operating leases for facility, property and equipment expiring at various dates through 2011. Rent expense amounted to approximately $1,601,000, $2,043,000 and $2,009,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

In addition, the Company leases vehicles, telephone systems and computer equipment under capital leases.

Minimum future annual rental commitments under non-cancelable capital and operating leases at December 31, 2006 are as follows:

Year	Capital	Operating
	(in thousands)

2007	$385	$1,573
2008	289	1,027
2009	199	661
2010	130	359
2011 and thereafter	23	720
Total minimum lease payments	1,026	$4,340
Less: amounts representing interest	190
Present value of minimum lease payments	836
Less: current portion	321
Long-term portion	$515

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Commitments and Contingencies (cont.)

In April 2003, the Company entered into a three-year contract with a committed two-year term with AT&T, Inc. for communications services. The minimum annual commitments and billing rates were renegotiated effective November 11, 2004. The terms of the agreement require the Company to use $1,360,000 in services in the first year and $1,250,000 per year in years two through four. Expense incurred under agreements with AT&T in 2004, 2005 and 2006 was approximately $1,684,000, $1,614,000 and $1,739,000 respectively.

Letters of Credit
The Company has outstanding commercial letters of credit totaling approximately $150,000. These letters of credit are collateralized with cash deposits which are included in restricted cash on our consolidated balance sheet.

Litigation
In March 2003, Protection One, a company engaged in the business of providing security and other alarm monitoring services to residential and commercial customers, brought an action against the Company in the Superior Court of New Jersey, Camden County for $1.4 million unspecified damages in connection with the Company’s purchase of certain alarm monitoring contracts from B&D Advertising Corp. B&D had previously sold alarm monitoring contracts to Protection One. As part of such sales, B&D agreed not to solicit any customers whose contracts had been purchased and to keep certain information confidential. Protection One claims that the Company’s subsequent purchase of contracts from B&D constitutes tortious interference, that the Company utilized confidential information belonging to Protection One and that Protection One had an interest in some of the contracts that the Company purchased from B&D. The Company plans to vigorously defend this claim. The Company believes the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows. This matter has been stayed pending the completion of the merger between Protection One and the Company, at which time it is expected that the matter will be dismissed by agreement of the parties, without costs or recovery by any party.

In December of 2005, Ira R. Beer, former president of the Company’s American Home Security, Inc (“AHS”) subsidiary in Las Vegas, brought an action against AHS and the Company in District Court for Clark County, Nevada. Mr. Beer sought monies allegedly due under a certain Employment Agreement dated November 21, 2003. Mr. Beer’s employment was terminated, for cause, on December 8, 2005. Mr. Beer’s lawsuit alleged that his termination was not for cause and that he was owed unpaid salary through the end of 2006 of some $440,000 and a certain “bonus buy-out” which he asserted to be approximately $2,192,000. The Company filed a counterclaim against Mr. Beer for derogation of his management duties. This matter was settled in it entirety in early December 2006 for approximately $1.76 million.

On June 26, 2006, the Company’s former president Thomas J. Few, Sr. initiated litigation against the Company in connection with his employment, seeking a monetary award for amounts allegedly due to him under an employment agreement. The claim was filed in the Superior Court of New Jersey, in the Bergen County Law Division. The principal parties to the suit are Thomas J. Few, Sr. and the Company. Mr. Few alleges that he is owed up to 36 months of pay as well as an amount representing accrued but unused vacation as a result of his resignation following the Company’s alleged breach of the employment agreement.  Settlement negotiations have been unsuccessful and discovery proceedings are underway as ordered by the Bergen county Law Division.

The Company is involved in litigation and various legal matters that have arisen in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows in a particular quarter or fiscal year.

Professional Fees

In August of 2006, the Company engaged Houlihan Lokey Howard & Zukin (“Houlihan Lokey”) as the financial advisor. Houlihan Lokey has been assisting the Company in negotiating the merger with Protection One, which is more fully disclosed in footnote 13. The aggregate fees payable to Houlihan Lokey are estimated to be approximately $2.4 million excluding out-of-pocket expenses reimbursable by the Company, of which $450,000 has been paid and the balance of which is payable contingent upon the consummation of the merger. The Company incurred approximately $470,000 during 2006 for Houlihan Lokey’s service.

11. Acquisitions

All goodwill on acquisitions completed in 2004 and 2005 was recorded in the alarm monitoring residential services segment except $1.2 million that was allocated to the wholesale services segment as a result of dealer relationships acquired with the NACC and FSS acquisitions.

On October 1, 2005, the Company purchased substantially all of the assets and assumed certain liabilities of Financial Security Services, Inc. (“FSS”) for an adjusted purchase price of approximately $23,062,000. The purchase price allocation was based on an independent valuation obtained by the Company.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Acquisitions (cont’d)

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

This acquisition brought to the Company an established market of alarm dealers who required financing. FSS also owned a portfolio of residential customer contracts, provided monitoring to dealers on a wholesale basis and had an assembled workforce. The major intangible asset classes acquired were Dealer relationships and customer contracts which have a weighted average amortization period of 15.0 years and 3.9 years, respectively. The remaining intangible assets have a weighted average amortization period of 6.3 years. The weighted average life of the total intangible assets acquired is 12.7 years.

Tax deductible goodwill associated with this acquisition is approximately $2,366,000 at December 31, 2006.

The following unaudited pro forma combined results of operations have been prepared as if the FSS acquisition had occurred as of the beginning of the periods presented:

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

2004 for a total purchase price of $50.6 million. The amount paid due to NACC for the purchase of the business was approximately $50,880,000. This represents the contractual purchase price of approximately $49,190,000 and a working capital adjustment (net of cash) of approximately $1,690,000. The NACC acquisition brought to the Company an established market of alarm dealers who required financing. NACC also owned a portfolio of residential customer contracts, provided monitoring to dealers on a wholesale basis and had an assembled workforce.

The following unaudited pro forma combined results of operations have been prepared as if the NACC acquisition had occurred as of the beginning of the period presented:
December 31, 2004
(in thousands, except per share data)
Revenue:
Monitoring fees	$33,565
Customer accounts	55,126
Billing fees	-
Related party monitoring fees	171
Related party placement fees	-
Service and installation	5,591
Total Revenue	94,453

Income (loss) from operations	(2,871)
Income (loss) before income taxes	(15,461)
Net income (loss)	$(15,919)
Net income (loss) per share	$(0.65)

The pro forma results of operations do not purport to represent what the Company's results of operations would actually have been had the acquisition been effected for the periods presented, or to predict the Company's results of operations for any future period.

During May 2004, the Company acquired the alarm portfolio and certain other assets of Alliant Protection Services, Inc. for a total purchase price of $14.5 million. Alliant brought to the Company an established regional market of residential and commercial customer contracts. It also had an assembled workforce to provide service as well as to install new alarm systems and expand operations of the business.

The operating results of Alliant have been included in the Company’s consolidated results since the date of acquisition (May 21, 2004). The pro forma revenue and results of operations for this acquisition, had the acquisition occurred at the beginning of 2004 is not significant, and accordingly, have not been provided.

12. Disposal of Assets

During the second quarter of 2006, the Company sold alarm contracts in Colorado, Idaho and Utah for $7,100,000 and other assets including inventory, vehicles and deposits valued at approximately $224,000. The Company received a cash payment of approximately $762,000 (which has been classified as “Advanced payment”) and the balance of approximately $6,512,000 in the form of a promissory note due December 31, 2006. The Company incurred direct and incremental costs related to the transaction in the aggregate amount of $377,000, which is reflected in the table below as prepaid expenses.  The note bears interest of 12% per annum with interest payable monthly. If no event of default has occurred, the buyer has the option up to December 31, 2006 to pay $1 million on the note to extend its maturity date to July 1, 2007 with interest of 13% per annum. The agreement includes a sales price adjustment for an attrition guarantee for the six months ended November 30, 2006 when the contract attrition is more than 5% of the total recurring monthly revenue acquired. The total recurring monthly revenue (“RMR”) sold was $212,000. If the buyer incurs attrition in excess of $11,000 of the RMR, the Company will reimburse the buyer for the next approximately $11,000 of RMR that is lost at a rate of $34.773 per $1 of RMR lost, up to a maximum purchase price

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Disposal of Assets (cont.)

adjustment of approximately $369,000. The buyer did not make a payment on the note at December 31, 2006 as required by the terms. The buyer is negotiating financing with a lender which, if successful, would result in paying all but $500,000 of the outstanding promissory note balance. Based upon the revised terms being negotiated including the impact from attrition for the six months ended November 30, 2006, the carrying value of the customer contracts was reduced by an additional $513,000 in the fourth quarter of 2006 and the remaining note balance is expected to be collateralized by alarm contracts and due in one year from signing. The Company will continue to provide the monitoring and billing services until the note is paid. The sale will be recognized when the note is paid in full, the attrition guarantee has been settled, and continuing involvement (monitoring services) has ceased.  The assets and liabilities of the business transferred have been separately segregated on the consolidated balance sheet at December 31, 2006.  The net assets of the business transferred were determined to be impaired; as a result the Company recognized a $1,013,000 charge to operations during 2006.

The following table summarizes assets and liabilities sold:
	Assets	Liabilities
	(in thousands)

Customer contract, net	$4,869	$-
Deferred revenue	-	639
Deferred customer acquisition, net	331	-
Misc A/R	47	-
Property and equipment, net	223	-
Inventories	50	-
Capital Lease obligations	-	164
Accrued Expenses	-	240
Other assets	144	-
Prepaid expenses	377	-
Goodwill	2,659	-
Loss on transfer of business	(1,013)	-
	$7,687	$1,043

13. Merger

On December 20, 2006, Protection One, Inc. (“Protection One”), Integrated Alarm Services Group, Inc. (“IASG”) and Tara Acquisition Corp., a direct, wholly owned subsidiary of Protection One (“Tara”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Protection One will acquire IASG (the “Merger”). If IASG’s Board of Directors withdraws or modifies the Merger Agreement in a manner adverse to Protection One or its recommendation of the merger, the Company may be subject to a $7.5 million payment to Protection One consisting of a termination fee and reimbursement of expenses.

Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of Protection One and IASG, upon the completion of the Merger, each share of IASG common stock will be converted into 0.29 shares of Protection One common stock, with cash to be paid in lieu of fractional shares. On March 27, 2007, the Shareholders of IASG will vote on adoption of the Merger Agreement. If approved by the Shareholders, the merger is scheduled to be consummated on April 2, 2007.

14. Related Party Transactions

As discussed throughout the footnotes to the combined and consolidated financial statements, the Company has had significant transactions with related parties. Whether the terms of these transactions would have been the same had they been between non-related parties cannot be determined.

IASG provides alarm monitoring services to related parties which are owned by former management of the Company who are also stockholders. Revenue earned from these alarm monitoring services was approximately $171,000, 122,000 and $100,000 for the years ended December 31, 2004, 2005 and 2006.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Related Party Transactions(cont.)

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

Suzanne Sweeney, the daughter of Mr. Few, Sr. (former Vice Chairman and President), is Director of Legal Affairs, and has received aggregate compensation of approximately $130,000, $136,000 and $130,000 for fiscal years 2004, 2005 and 2006, respectively.

Jeffrey Few, the son of Mr. Few, Sr. was Vice President of Sales and has received aggregate compensation of approximately $135,000, $133,000 and $98,000 for fiscal years 2004, 2005 and 2006, respectively. His employment with the Company was terminated during 2006.

Thomas Few, Jr., the son of Mr. Few, Sr. is Vice President of Sales and Marketing and has received aggregate compensation of approximately $127,000, $154,000 and $176,000 for fiscal years 2004, 2005 and 2006, respectively.

Robert W. Few, the son of Mr. Few, Sr. is Vice President of Operations—Criticom International Corp. and has received aggregate compensation of approximately $96,000, $101,000 and $96,000 for fiscal years, 2004, 2005 and 2006, respectively.

Kathleen Few, the daughter of Mr. Few, Sr. was National Manager of Dealer Care Centers and has received aggregate compensation of approximately $53,000, $70,000 and $52,000 for fiscal years 2004, 2005 and 2006, respectively. Her employment with the Company was terminated during 2006.

Mary Ann McGinn, the former wife of Mr. McGinn (Chairman of the Board and Chief Executive Officer), was Senior Vice President—Legal Affairs and remained a consultant to our Company through 2005. She has received aggregate compensation of approximately $132,000, $145,000 for fiscal years 2004 and 2005, respectively.

Amounts due from related parties at:

	December 31,
	2005	2006
	(in thousands)
Unreimbursed disbursements:
SPT Trusts	$36	$93
Capital Trust	26	12
Other Trusts	25	54
	$87	$159

Amounts due to related parties at:

	December 31,
	2005	2006
	(in thousands)
Undistributed collections:
Other Trusts	$61	$110
	$61	$110

15.  Fair Value of Financial Instruments

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

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Fair Value of Financial Instruments (cont.)

The carrying values of the Company’s financial instruments (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred revenue) as of December 31, 2004, 2005 and 2006 are a reasonable estimate of their fair value due to the short-term nature of the instruments. The carrying value of the Company’s bank debt and notes receivable approximates fair value because substantially they are the result of recent transactions. The notes receivable acquired as a result of the acquisition of FSS were discounted to fair value as of the October 1, 2005 acquisition date. The $125,000,000 of senior secured notes payable were entered into on November 16, 2004 and are currently trading at approximately par value.

16.  Benefit Plans

Effective September 1, 2004, the parent Company and its subsidiaries merged their three 401(k) plans into one plan which provides benefits to all Company employees meeting customary eligibility requirements. The Company matches 50% of employees’ contributions up to 6% of employee compensation. The Company matching contributions are discretionary and subject to management review and approval. The total expense for all 401(k) plans was approximately $168,000, $267,000 and $215,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

The Company maintained various plans that provided health, dental and life insurance benefits to all eligible employees. The total cost of health, dental and life insurance benefits was approximately $1,291,000, $3,460,000 and $3,307,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

17.  Segment and Related Information

During the third quarter of 2006, the Company realigned its segments. Prior period segment information for the year ended December 31, 2005 has been retroactively adjusted to reflect this realignment. The Company is unable to retroactively adjust segment information for the year ended December 31 2004 as the necessary data is not available. Effective third quarter of 2006, IASG has three reportable segments: alarm-monitoring wholesale services, alarm-monitoring residential services and alarm-monitoring commercial services. The Company has determined its reportable segments based on its method of internal reporting which is used by management for making operational decisions and assessing performance.

The alarm-monitoring wholesale services segment provides monitoring services to a broad range of independent alarm-monitoring dealers. The alarm-monitoring residential services segment provides monitoring services to its end customers, working capital to independent alarm-monitoring dealers and customer service and billing and collection services to our portfolio of accounts. This is accomplished by purchasing alarm monitoring contracts from the dealer or by providing loans using the dealer’s alarm monitoring contracts as collateral. IASI provides monitoring services (through IASG and other affiliated and non-affiliated entities) to its customers through the wholesale segment. The alarm-monitoring commercial services segment is a commercial security integrator that provides installation, testing and maintenance for commercial customers as well as monitoring services to its end customers.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies, as outlined in Note 2. Management has determined that an appropriate measure of the performance of its operating segments would be made through an evaluation of each segment's income (loss) before income taxes. The Company does not allocate corporate accounting, legal and other professional fees, corporate salaries, benefits and other compensation, director related expenses and other corporate expenses to the segments because the decision making for the majority of these expenses does not reside within the segments. Interest related changes are allocated to the segments based on inter-company agreements in place during the specific year. Accordingly, the Company's summarized financial information regarding the Company's reportable segments is presented through income (loss) before income taxes for the years ended December 31, 2004, 2005 and 2006.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  Segment and Related Information (cont.)
Summarized financial information for the years ended December 31, 2004, 2005 and 2006, concerning the Company's reportable segments is shown in the following tables:

For the Year Ended December 31, 2006:
	Wholesale	Residential	Commercial	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$31,953	$44,593	$17,818	$-	$94,364
Intersegment revenue	4,753	-	-	(4,753)	-
Interest income	-	3,782	-	636	4,418
Interest expense	1	37	51	16,155	16,244
Income (loss) before income taxes	6,543	(44,570)	(17,847)	(29,054)	(84,928)
Total assets	45,949	94,305	32,381	16,081	188,716
Goodwill	9,063	10,759	6,411	-	26,233
Purchase of customer contracts,
dealer relationships and businesses	-	13,352	-	-	13,352
Depreciation and amortization	5,824	18,361	2,964	17	27,166
Amortization of deferred customer
acquisition costs	-	401	1,595	-	1,996

During 2006, goodwill of approximately $1.2 million was reallocated to the wholesale segment from the residential segment based upon assets acquired in 2004 and 2005 in the NACC and FSS acquisitions.

For the Year Ended December 31, 2005:
	Wholesale	Residential	Commercial	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$31,610	$49,323	$18,301	$-	$99,234
Intersegment revenue	4,796	-	-	(4,796)	-
Interest income	-	4,353	-	485	4,838
Interest expense	20	3	51	16,935	17,009
Income (loss) before income taxes	1,432	7,446	(2,371)	(28,276)	(21,769)
Total assets	49,525	161,901	44,922	16,726	273,074
Goodwill	7,868	76,344	10,707	-	94,919
Purchase of customer contracts,
dealer relationships and businesses	3,486	32,655	-	-	36,141
Depreciation and amortization	5,708	18,959	3,905	-	28,572
Amortization of deferred customer
acquisition costs	-	545	1,158	-	1,703

Effective in 2006, the Company's segment reporting was expanded such that the segment formerly referred to as retail was divided into the residential and commercial segments.  The Company has assessed its ability to report information for 2004 in conformity with this expanded segment structure and found it to be impractical.  The branch operational structure in place prior to 2005 did not capture revenue or costs by the residential and commercial classifications. As such, the information for 2004 will be presented based on the segment structure in existence during 2004.

TOC

INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Segment and Related Information (cont.)

For the Year Ended December 31, 2004:
	Wholesale	Retail	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$24,274	$56,095	$-	$80,369
Intersegment revenue	3,416	-	(3,416)	-
Interest income	-	1,362	91	1,453
Interest expense	34	6,484	2,368	8,886
Income (loss) before income taxes	2,359	(5,902)	(7,756)	(11,299)
Total assets	51,215	221,099	29,770	302,084
Goodwill	7,849	83,586	-	91,435
Purchase of customer contracts,
dealer relationships and businesses	18,730	60,891	-	79,621
Depreciation and amortization	4,896	18,117	-	23,013
Amortization of deferred customer
acquisition costs	-	629	-	629

Reconciliation of segment income (loss) before income taxes to consolidated income (loss) before income taxes:

	For the Year Ended December 31,
	2004	2005	2006
	(in thousands)

Income (loss) before income taxes:
Alarm-Monitoring - Wholesale Services	$2,359	$1,432	$6,543
Alarm-Monitoring - Retail Services	(5,902)	-	-
Alarm-Monitoring - Residential Services	-	7,446	(44,570)
Alarm-Monitoring - Commercial Services	-	(2,371)	(17,847)
Unallocated Expenses:
Corporate accounting, legal and other professional services	(1,964)	(5,724)	(4,994)
Corporate salaries, benefits and other compensation	(1,386)	(2,421)	(3,330)
Director and officer related expenses	(1,306)	(1,117)	(1,168)
Interest expense, net	(2,277)	(16,450)	(15,519)
Amortization of debt issuance costs	(279)	(1,080)	(973)
Litigation settlement	(64)	(624)	(1,341)
Travel, lodging and meals	(77)	(170)	(300)
Stock-based compensation	-	-	(386)
Other corporate expenses	(403)	(690)	(1,043)
Consolidated income (loss) before income taxes	$(11,299)	$(21,769)	$(84,928)

TOC

 INTEGRATED ALARM SERVICES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Selected Quarterly Financial data (Unaudited)

	March 31	June 30	September 30	December 31
	(amounts in thousands, except for per share amounts)
2006
Total revenue	$24,148	$23,070	$23,051	$24,095
Cost of revenue (excluding depreciation and amortization)	9,451	9,751	9,226	9,737
Total expenses	24,046	26,005	90,268	26,174
Income (loss) from operations	102	(2,935)	(67,217)	(2,079)
Net income (loss)	(3,414)	(6,447)	(69,340)	(4,714)
Basic and diluted income (loss) per share	$(0.14)	$(0.26)	$(2.85)	$(0.19)
Weighted average number of shares of
common stock outstanding	24,369	24,369	24,369	24,369

2005
Total revenue	$24,458	$24,688	$24,501	$25,587
Cost of revenue (excluding depreciation and amortization)	10,319	10,429	10,781	11,852
Total expenses	23,699	27,427	26,384	30,242
Income (loss) from operations	759	(2,739)	(1,883)	(4,655)
Net income (loss)	(2,586)	(6,339)	(5,429)	(7,978)
Basic and diluted income (loss) per share	$(0.10)	$(0.26)	$(0.22)	$(0.32)
Weighted average number of shares of
common stock outstanding	24,681	24,681	24,681	24,605

TOC

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Integrated Alarm Services Group, Inc.

Dated: March 16, 2007	By: /s/ Charles T. May
Charles T. May
Acting President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Title	Signature

Dated: March 16, 2007	Acting President and Chief Executive	By: /s/ Charles T. May
	Officer and Principal Executive Officer	Charles T. May

Dated: March 16, 2007	Chief Financial Officer and	By: /s/ Michael T. Moscinski
	Principal Accounting Officer	Michael T. Moscinski

Dated: March 16, 2007	Director	By: /s/ Raymond C. Kubacki
Raymond C. Kubacki

Dated: March 16, 2007	Non-Executive Chairman of the Board	By: /s/ John W. Mabry
John W. Mabry

Dated: March 16, 2007	Director	By: /s/ Ralph S. Michael, III
Ralph S. Michael, III

Dated: March 16, 2007	Director	By: /s/ Jason B. Mudrick
Jason B. Mudrick

Dated: March 16, 2007	Director	By: /s/ Timothy J. Tully
Timothy J. Tully

Dated: March 16, 2007	Director	By: /s/ Arlene M. Yocum
Arlene M. Yocum

TOC
S-1